Form 10QSB
period 1999-09-30
RELIANT INTERACTIVE MEDIA CORP
filed 1999-12-14
CIK 1074082

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999

                                       AND

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number: 0-26699

--------------------------------------------------------------------------------


                         Reliant Interactive Media Corp.

                          formerly Reliant Corporation

--------------------------------------------------------------------------------



  Nevada                                                              87-0411941
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)


13535 Feather Sound Drive -Suite 220, Clearwater, Florida                  33762
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:       (727) 299-0020


Securities registered pursuant to Section 12(b) of the Act:     None


Securities registered pursuant to Section 12(g) of the Act:     5,885,271

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 1999 the number of shares outstanding of the Registrant's Common Stock was 5,885,271.

                          PART I: FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          Item 1. Financial Statements.
--------------------------------------------------------------------------------

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit F3Q) for the three months and nine months ended September 30, 1999, and the year ended December 31, 1998. These financial reports are supplemented by unaudited financial statements for the three and six months ended June 30, 1999 (under cover of Exhibit F2Q), and for the three months ended March 31, 1999 (under cover of Exhibit F1Q).

--------------------------------------------------------------------------------
       Item 2. Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------------------

(a) Plan of Operation.

     (1) Plan of Operation for the next twelve months.

          (i) Cash Requirements and of Need for additional funds, twelve months.

     This Company has been a "a development stage company" with only limited capital resources, and is now in transition as an operating entity with substantial revenues. It may be necessary for the Company to seek additional capital over time to optimize the accomplishment its business plan. It is the judgment of Management that increasing revenues from operations will maintain this Company in a position of substantial liquidity; however it is forseeable that the Company will seek additional capital in order to accelerate its growth and realize its potential more rapidly. This Company is expected to generate enough sales revenues to satisfy its cash requirements for the next twelve months, although there is no assurance that this can be achieved. In the last three quarters, revenues have increased, relieving the urgency for additional capital from necessary to desirable. It remains desirable for the simple reason that the more money the company has available, the more projects it can undertake and the more media and inventory it can buy.

     The fact remains that, in all likelihood, unless the Company is successful in generating continuing investor interest, and in securing additional investment, or possibly debt-financing arrangements, the business of the Company, however promising, cannot expand toward its full potential, and may not achieve the optimum profitability expected. The Company's business plan is ambitious, and although its products and services enjoy a certain synergy with each other, the sheer number of projects, each with its own focus and potential market, will require that Company grow and expand its operations over time. Its failure to grow in a timely manner would be expected to leave incentive openings for other competitors to fill. For that reason, the need to grow and expand operations, it is likely that this Company will pursue additional capital in the year 2000, notwithstanding that its present capital resources including growing revenues are sufficient for current operations and modest growth at a respectable level of profitability.

          (ii) Summary of Product Research and Development.

     The Company's product development/marketing department is the most vital component of the Company. Kevin and Tim Harrington, along with Mel Arthur, actively participate on a daily basis in the ongoing effort to research and develop new products that may be suited for direct response television marketing and subsequent marketing through non-infomercial distribution channels. This group develops new product ideas from a variety of sources, including inventors, suppliers, trade shows, industry conferences, strategic alliances with manufacturing and consumer product companies and the Company's ongoing review of new developments within its targeted product categories. As a result of management's prominence in the infomercial and retail television industry, it also receives unsolicited new product proposals from independent third parties. During the evaluation phase of product development, the Company evaluates the suitability of the product for television demonstration and explanation as well as the anticipated perceived value of the product to consumers, determines whether an adequate and timely supply of the product can be obtained and analyzes whether the estimated profitability of the product satisfies the Company's criteria.

     The Company is devoting attention to the development and products specifically targeted at markets outside of North America. The Company will review its infomercial library on an ongoing basis to select those products which it believes will be successful in Europe and/or Asia and/or its other international markets. When a product which was initially sold domestically is selected for international distribution, the infomercial is dubbed and product literature is created in the appropriate foreign languages. In addition, a review of the product's and the infomercial's compliance with the local laws is completed. The Company's licensed distributor then begins airing the infomercial internationally. The Company also airs shows and distributes products of other independent domestic infomercial companies.

     The Company obtains the rights to new products created by third parties through various licensing arrangements generally involving royalties related to sales of the product. The amount of the royalty is negotiated and generally depends upon the level of involvement of the third party in the development and marketing of the product. The Company generally pays the smallest royalty to a third party that only provides a product concept. A somewhat higher royalty to a third party that has fully developed and manufactured a product. The Company also obtains the rights to sell products which have already been developed, manufactured and marketed through infomercials produced by other companies. In such cases, the Company generally pays a higher royalty rate to the third party because of the relatively small amount of the Company's resources required to develop the product. The Company generally seeks exclusive worldwide rights to all products in all means of distribution. In some cases, the Company does not obtain all marketing and distribution rights, but seeks to receive a royalty on sales made by the licensor pursuant to the rights retained by the licensor.

          (iii) Expected purchase or sale of plant and significant equipment. None.

          (iv) Expected significant change in the number of employees. Not known.

(b) Discussion and Analysis of Financial Condition and Results of Operations.

     In 1998, the company closed the year with a loss, with minimal revenues, in pre-launch development mode, but these results are not deemed to reflect true business operations. In 1998, the company had significant expenses that resulted in a loss for the year. Management believes that revenues will continue to increase in fourth quarter of 1999, but to achieve the continued growth of the Company's business, advertising, promotional and production expenses will remain significant. While the upside potential from successful infomercial marketing is tremendous, the risk of failure is always present. Some of the projects may fail, or all may fail. If some are successful, the success may offset the losses from others significantly or may not. Accordingly, there can be no assurance that substantial profitability will be sustained in the next twelve months.

     Development Stage/Going Concern. There are two material thresholds in the transition of this Company, from Development Stage to Going Concern. The first is the commencement of limited operations, during 1998, and the first quarter of 1999. The second is the achievement of substantial revenues and the dawn of profitability, corresponding to the second quarter of 1999. While the Harringtons began some limited operations in 1998, their two companies were not acquired as subsidiaries until August of that year. The Harringtons honored certain non-compete agreements, with HSN Direct, a division of Home Shopping Network, which expired in December of 1998. During the interim period, the Harringtons located, developed and prepared for production and rollout of various products. For that reason, full-fledged operations were not launched until April of 1999. While the affairs of the Company improved consistently, from 1998, the second quarter of 1999 was the first profitable quarter, and is the first quarter of unlimited operations. For these reasons, management refers to this Company as in its Development Stage for 1998, and for the first quarter of 1999, and as an operating company and a going concern during the second quarter of 1999.

     Revenues are Increasing. There were no revenues in 1997. Sales in 1998 were $120,234, which was $60,118 for the first half, and $60,116, for the second half. Corresponding amounts for the first quarter, second and third quarters of 1999, were $352,483, $3,135,013 and $5,918,342, respectively. The significance of these figures is not only that revenues have increased exponentially, due to operations, but that the Company has achieved profitability during the second quarter, the three months ended June 30, 1999, and has sustained it for the three months ended September 30, 1999.

     1998 operations have been characterized as limited. They consisted of the sale of cigarette lighters and the marketing of a single non-infomercial television show. In 1998, Gross Margins, after cost of goods sold, was only 45%; whereas,that margin has been stable between 85% to 86% of Gross Sales, for the first half of 1999. This improvement is largely due to the difference between limited operations, and the economy and efficiency of unlimited operations, beginning in April of 1999. It is also attributable to the marketing of different products from those currently offered by the Company.

     Interest Income and Expense reflected on the Company's financial statements refer to the company's ownership of a certificate of deposit, pledged against a loan. The interest income from the CD is shown. The interest expense for the loan is shown.

     Loss on Impairment of goodwill, of $750,000, refers to the issuance of 1,500,000 shares of common stock during the first quarter of 1999, at $0.50 per share, below market value. This treatment was recommended by the Company's Independent Auditor. While this item increases the loss for the nine months ended September 30, 1999, it has no effect upon the second and third quarter profitable results from operations.

     Operating Expenses would be expected to increase with increasing operations. Expenses in 1998 were attributable to the marketing of different products than those which form the core of the Company's current business. In general, expenses have decreased as a percentage of sales.


========================================================================================================
General and Administrative Expenses            $                         Sales               % of Sales
--------------------------------------------------------------- -----------------------------------------
all of 1998                                   792,533                     120,234              659.16
--------------------------------------------------------------------------------------------------------
first quarter 1999                            337,843                     352,483              95.85
--------------------------------------------------------------------------------------------------------
first half 1999                             1,347,827                   3,487,490              38.65
--------------------------------------------------------------------------------------------------------
second quarter 1999                         1,010,984                   3,135,013              32.25
--------------------------------------------------------------------------------------------------------
third quarter 1999                          1,299,014                   5,918,342              21.95
========================================================================================================

     These figures reflect a continuing improvement in this relationship, due to expanding operations, additional products and customers.



             THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

================================================================================
Research and Development                $              Sales        % of Sales
--------------------------------------------------------------------------------
all of 1998                        41,449            120,234             34.47
--------------------------------------------------------------------------------
first quarter 1999                  4,754            352,483              1.35
--------------------------------------------------------------------------------
first half 1999                    30,155          3,487,490              0.86
--------------------------------------------------------------------------------
second quarter 1999                25,401          3,135,013              0.81
--------------------------------------------------------------------------------
third quarter 1999                 10,465          5,918,342              0.18
================================================================================

     These figures reflect that Research and Development is trending downward as a decreasing percentage of sales.


================================================================================
Production and Media Costs              $              Sales         % of Sales
--------------------------------------------------------------------------------
all of 1998                           -0-            120,234               0.00
--------------------------------------------------------------------------------
first quarter 1999                355,279            352,483             100.79
--------------------------------------------------------------------------------
second quarter 1999             1,168,432          3,135,013              37.27
--------------------------------------------------------------------------------
third quarter 1999              2,778,243          5,918,342              46.94
================================================================================

     These expenses were not a factor in 1998, due to the differing nature of the products marketed. These figures for 1999 reflect an appropriate improvement in the ratio of these expenses to sales, even as total costs increase with expanding operations. In the first quarter, production costs were incurred in advance of sales. The benefit was reflected in the second quarter. The increase in production and media costs in the third quarter, is modest in comparison to the increase in sales, and suggests a potential for further improvement in revenued in the fourth quarter. Of course, there is never any guaranty of future profitability, as unforeseen events may produce different results from those reasonably expected.


================================================================================
Marketing                               $              Sales          % of Sales
--------------------------------------------------------------------------------
all of 1998                       339,877            120,234            282.68
--------------------------------------------------------------------------------
first quarter 1999                202,596            352,483             57.48
--------------------------------------------------------------------------------
first half 1999                   274,995          3,487,490              7.89
--------------------------------------------------------------------------------
second quarter 1999                72,399          3,135,013              2.31
--------------------------------------------------------------------------------
third quarter 1999                585,515          5,918,342              9.89
================================================================================

     These figures reflect a general overall improvement in the ratio of these expenses to sales, even as total costs increase with expanding operations. The increase in marketing expenses, like production and media costs, in the third quarter, is modest in comparison to the increase in sales, and suggests a potential for further improvement in fourth quarter revenue. Of course, there is never any guaranty of future profitability, as unforeseen events may produce different results from those reasonably expected.


================================================================================
Total Operating Expenses                $              Sales         % of Sales
--------------------------------------------------------------------------------
all of 1998                     1,228,714            120,234           1,021.94
--------------------------------------------------------------------------------
first quarter 1999                915,099            352,483             259.62
--------------------------------------------------------------------------------
first half 1999                 3,229,402          3,487,490              92.60
--------------------------------------------------------------------------------
second quarter 1999             2,314,303          3,135,013              73.82
--------------------------------------------------------------------------------
third quarter 1999              4,692,066          5,918,342              79.28
================================================================================

     This comparison shows that total operating expenses declined sharply from the first to the second quarter and increased only slightly in the third quarter, as a percentage of sales, even as total expenses are increasing with expanded operations. These tables also illustrate the significance of the second and third profitable operating quarters of 1999.

     Profitability, as indicated previously, appeared in the second quarter of 1999.

================================================================================
Operating Income (Loss)                 $              Sales         % of Sales
--------------------------------------------------------------------------------
all of 1998                    (1,134,913)           120,234            (943.92)
--------------------------------------------------------------------------------
first quarter 1999               (631,147)           352,483            (179.06)
--------------------------------------------------------------------------------
first half 1999                  (256,317)         3,487,490              (7.35)
--------------------------------------------------------------------------------
second quarter 1999               374,830          3,135,013              11.96
--------------------------------------------------------------------------------
third quarter 1999                409,004          5,918,342               6.91
================================================================================

     The achievement of profitability, in the second quarter, does not guaranty that the trend to increasing profitability will follow. However, it appears to management that operations are expanding in an orderly and promising manner, and that expenses are being managed appropriately. This Company has not yet reached its full potential, in the opinion of management. It is growing, and growth involves substantial risks. It must be managed so that the expenses of increased production do not outpace liquidity.

     In this connection it may be useful to maintain a watchful eye on Accounts Receivable and Inventory, as a percentage of sales:

================================================================================
Accounts Receivable (Net)               $              Sales        % of Sales
--------------------------------------------------------------------------------
December 31, 1998                  27,342            120,234             22.74
--------------------------------------------------------------------------------
March 31, 1999                     21,448            352,483              6.08
--------------------------------------------------------------------------------
June 30, 1999                      74,313          3,135,013              2.37
--------------------------------------------------------------------------------
September 30, 1999                104,459          5,918,342              1.77
================================================================================

================================================================================
Inventory                               $            Sales           % of Sales
--------------------------------------------------------------------------------
December 31, 1998                       0            120,234               0.00
--------------------------------------------------------------------------------
March 31, 1999                    265,230            352,483              75.25
--------------------------------------------------------------------------------
June 30, 1999                   1,047,675          3,135,013              33.42
--------------------------------------------------------------------------------
September 30, 1999                797,686          5,918,342              13.48
================================================================================


     While this Company is presently able to manage its present phase of development, for a indefinite interim, it cannot regard its financial condition as optimal. Unless events in the future are favorable, both in terms of profit from operations now being undertaken, and also favorable in attracting investor interest, the Company may not be able to sustain a stable growth pattern. These remarks should be understood in context, discussed elsewhere, that increasing revenues are expected to provide substantially all of the requirements for continued operations at present levels and for some possible growth. This company must grow to reach its full potential. For this reason, stability at its present levels is not considered optimal for long-term growth.


                           PART II: OTHER INFORMATION

                            Item 1. Legal Proceedings

                                      None

                          Item 2. Change in Securities

                                      None

                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

                                      None

                            Item 5. Other Information

     This Issuer has filed to Register its common stock under ss.12(g) of the Securities Exchange Act of 1934. While its Registration is effective for purposes of invoking its reporting requirements, its Form 10-SB has not cleared final comments by the Staff of the Securities and Exchange Commission, and is not yet in its final form. Persons accessing this Company's Form 10-SB filings, on EDGAR or otherwise, should exercise caution and be aware that certain changes in the final form may occur.


                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit F3Q) for the three months and nine months ended September 30, 1999, and the year ended December 31, 1998. These financial reports are supplemented by unaudited financial statements for the three and six months ended June 30, 1999 (under cover of Exhibit F2Q), and for the three months ended March 31, 1999 (under cover of Exhibit F1Q).


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 1999 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated: September 30, 1999.


                         Reliant Interactive Media Corp

                          formerly Reliant Corporation

                                       by







/s/                                                                          /s/
---------------------------------              ---------------------------------
Kevin Harrington                                                  Tim Harrington
CHAIRMAN AND CEO/DIRECTOR                             PRESIDENT AND COO/DIRECTOR






/s/                                                                          /s/
---------------------------------              ---------------------------------
Mel Arthur                                                     Karl E. Rodriguez
EXECUTIVE VICE                                                SECRETARY/DIRECTOR
PRESIDENT/DIRECTOR

                                   Exhibit F3Q

                         UN-AUDITED FINANCIAL STATEMENTS

          for the three months and nine months ended September 30, 1999

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 1999 and December 31, 1998

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                                 September 30,      December 31,
                                                     1999               1998
                                                  -----------       -----------
                                                  (Unaudited)

CURRENT ASSETS

   Cash                                           $   189,025       $   122,257
   Accounts receivable, net                           797,686              --
   Inventory                                          104,459            27,342
   Prepaids                                           100,000              --
   Employee advances                                    9,610              --
                                                  -----------       -----------

     Total Current Assets                           1,200,780           149,599
                                                  -----------       -----------

PROPERTY AND EQUIPMENT

   Machinery and equipment                             25,925            25,925
   Office furniture and equipment                      45,292            45,292
                                                  -----------       -----------

     Total Property and Equipment                      71,217            71,217

      Less Accumulated depreciation                   (18,286)          (10,258)
                                                  -----------       -----------

     Net Property and Equipment                        52,931            60,959
                                                  -----------       -----------

OTHER ASSETS

   Deposits                                              --              12,773
   Other assets                                        20,000              --
   Prepaid advertising                              1,537,387            85,302
   Patent and trademark costs                          26,668            26,668
                                                  -----------       -----------

     Total Other Assets                             1,584,055           124,743
                                                  -----------       -----------

     TOTAL ASSETS                                 $ 2,837,766       $   335,301
                                                  ===========       ===========






The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         September 30,   December 31,
                                                             1999            1998
                                                          -----------    -----------
                                                          (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                       $ 1,019,575    $    73,192
   Accrued expenses                                            43,516          5,418
   Payable - related parties                                   96,952           --
   Notes payable - related parties, current portion           500,000           --
   Notes payable, current portion                              40,000         40,000
                                                          -----------    -----------

     Total Current Liabilities                              1,700,043        118,610
                                                          -----------    -----------

LONG-TERM DEBT

   Notes payable - related parties                             87,500         87,500
                                                          -----------    -----------

     Total Long-Term Debt                                      87,500         87,500
                                                          -----------    -----------

     TOTAL LIABILITIES                                      1,787,543        206,110
                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 5,885,440 and 3,373,570 shares issued
    and outstanding, respectively                               5,885          3,374
   Additional paid-in capital                               2,907,974      1,359,985
   Accumulated deficit                                     (1,863,636)    (1,234,168)
                                                          -----------    -----------

     Total Stockholders' Equity                             1,050,223        129,191
                                                          -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 2,837,766    $   335,301
                                                          ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                    For the                                For the
                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                        September 30,
                                         ------------------------------        ------------------------------
                                             1999               1998               1999               1998
                                         -----------        -----------        -----------        -----------
NET SALES                                $ 5,918,342        $    31,125        $ 9,405,832        $    91,243

COST OF GOODS SOLD                           817,272             17,223          1,331,677             50,551
                                         -----------        -----------        -----------        -----------

GROSS MARGIN                               5,101,070             13,902          8,074,155             40,692
                                         -----------        -----------        -----------        -----------

OPERATING EXPENSES

   Depreciation                                2,676              1,657              8,028              4,971
   Bad debt expense                              948               --               18,358               --
   General and administrative              1,299,014            176,696          2,646,841            508,088
   Research and development                   10,465              9,621             40,620             30,345
   Production and media costs              2,778,243               --            4,301,954               --
   Marketing                                 585,515            127,211            860,510            203,721
   Rent                                       15,205             10,917             45,157             35,031
                                         -----------        -----------        -----------        -----------

     Total Operating Expenses              4,692,066            326,102          7,921,468            782,156
                                         -----------        -----------        -----------        -----------

OPERATING INCOME (LOSS)                      409,004           (312,200)           152,687           (741,464)
                                         -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSES)

   Loss on impairment of goodwill               --                 --             (750,000)              --
   Interest expense                          (12,450)            (3,159)           (32,511)            (7,675)
   Interest income                               261                102                356                102
                                         -----------        -----------        -----------        -----------

     Total Other Income (Expenses)           (12,189)            (3,057)          (782,155)            (7,573)
                                         -----------        -----------        -----------        -----------

INCOME (LOSS) BEFORE INCOME
 TAXES                                       396,815           (315,257)          (629,468)          (749,037)

INCOME TAXES                                    --                 --                 --                 --
                                         -----------        -----------        -----------        -----------

NET INCOME (LOSS)                        $   396,815        $  (315,257)       $  (629,468)       $  (749,037)
                                         ===========        ===========        ===========        ===========

BASIC INCOME (LOSS) PER SHARE            $      0.07        $     (0.11)       $     (0.12)       $     (0.30)
                                         ===========        ===========        ===========        ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                               5,815,222          2,817,235          5,039,963          2,520,451
                                         ===========        ===========        ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                                     Common Stock                 Additional
                                              -----------------------------         Paid-in          Accumulated
                                                Shares             Amount           Capital            Deficit
                                              -----------       -----------       -----------        -----------
Balance, December 31, 1997                      2,369,600       $     2,370       $   377,719        $   (99,255)

Capital contributions, 1998                          --                --             340,020               --

Common stock issued in recapitalization
 of Reliant Corporation and Cigar
 Television Network, Inc.                         570,400               570              (570)              --

Common stock issued for cash at an
 average price of $1.56 per share                 329,770               330           513,170               --

Common stock issued for services
 valued at $1.25 per share                        103,800               104           129,646               --

Net loss for the year ended
 December 31, 1998                                   --                --                --           (1,134,913)
                                              -----------       -----------       -----------        -----------

Balance, December 31, 1998                      3,373,570             3,374         1,359,985         (1,234,168)

Common stock issued for cash at an
 average price of $0.81 per share
 (unaudited)                                      848,000               848           689,152               --

Common stock issued for services
 valued at $1.15 per share (unaudited)             43,700                43            50,457               --

Fractional shares issued in the reverse
 stock split (unaudited)                              170              --                --                 --

Common stock issued for services
 valued at $0.50 per share (unaudited)            100,000               100            49,900               --

Common stock issued for investment
 in Tony Little Website at $0.50 per
 share (unaudited)                                 20,000                20             9,980               --

Common stock issued for acquisition
 of TPH Marketing, Inc. valued at
 $0.50 per share (unaudited)                    1,500,000             1,500           748,500               --

Net loss for the nine months ended
  September 30, 1999 (unaudited)                     --                --                --             (629,468)
                                              -----------       -----------       -----------        -----------

Balance, September 30, 1999
 (unaudited)                                    5,885,440       $     5,885       $ 2,907,974        $(1,863,636)
                                              ===========       ===========       ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                              For the                                For the
                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
                                                    ------------------------------        ------------------------------
                                                       1999               1998               1999               1998
                                                    -----------        -----------        -----------        -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net income (loss)                                $   396,815        $  (315,257)       $  (629,468)       $  (749,037)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation                                         2,676              1,657              8,028              4,971
     Bad debt                                               948               --               18,358               --
     Loss on impairment                                    --                 --              750,000               --
     Common stock issued for services                    50,000               --              100,500               --
   Changes in assets and liabilities:
     Accounts receivable                                249,041               --             (816,044)              --
     Prepaids and advances                             (108,560)              --             (109,610)              --
     Inventory                                          (30,146)              --              (77,117)              --
     Deposits                                              --                2,909             12,773             12,773
     Prepaid expenses                                (1,085,375)              --           (1,452,085)              --
     Other assets                                       (10,000)              --              (10,000)              --
     Cash overdraft                                     (91,647)              --                 --                 --
     Accounts payable                                   457,600             18,520            946,383             55,100
     Accrued expenses                                      (381)              --               38,098               --
                                                    -----------        -----------        -----------        -----------

       Net Cash Used in Operating
         Activities                                    (169,029)          (292,171)        (1,220,184)          (676,193)
                                                    -----------        -----------        -----------        -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Patent and trademark costs                              --                 --                 --              (26,668)
                                                    -----------        -----------        -----------        -----------

       Net Cash Used in Investing Activities               --                 --                 --              (26,668)
                                                    -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds (payments) from notes payable               358,054               --              596,952               --
   Proceeds from issuance of common
     stock                                                 --               95,000            690,000            195,000
   Proceeds from additional capital
     contribution                                          --               89,140               --              340,020
                                                    -----------        -----------        -----------        -----------

       Net Cash Provided by Financing
        Activities                                  $   358,054        $   184,140        $ 1,286,952        $   535,020
                                                    -----------        -----------        -----------        -----------


The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                       For the                           For the
                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                              -------------------------        -------------------------
                                                 1999            1998             1999            1998
                                              ---------       ---------        ---------       ---------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                    $ 189,025       $(108,031)       $  66,768       $(167,841)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               --           150,195          122,257         210,005
                                              ---------       ---------        ---------       ---------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                $ 189,025       $  42,164        $ 189,025       $  42,164
                                              =========       =========        =========       =========

Cash Payments For:

   Income taxes                               $    --         $    --          $    --         $    --
   Interest                                   $  12,450       $    --          $  32,511       $    --

Non-Cash Financing Activities:

   Common stock issued for services           $  50,000       $    --          $ 100,500       $    --
   Common stock issued for other assets       $  10,000       $    --          $  10,000       $    --
   Common stock issued for subsidiary         $    --         $    --          $ 750,000       $    --



The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998


NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

                                   Exhibit F2Q

                         UN-AUDITED FINANCIAL STATEMENTS

                for the three and six months ended June 30, 1999.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 1999 and December 31, 1998

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                                  June 30,          December 31,
                                                    1999                1998
                                                 -----------        -----------
                                                 (Unaudited)

CURRENT ASSETS

   Cash                                          $      --          $   122,257
   Accounts receivable, net                        1,047,675               --
   Inventory                                          74,313             27,342
                                                 -----------        -----------

     Total Current Assets                          1,121,988            149,599
                                                 -----------        -----------

PROPERTY AND EQUIPMENT

   Machinery and equipment                            25,925             25,925
   Office furniture and equipment                     45,292             45,292
                                                 -----------        -----------

     Total Property and Equipment                     71,217             71,217

      Less Accumulated depreciation                  (15,610)           (10,258)
                                                 -----------        -----------

     Net Property and Equipment                       55,607             60,959
                                                 -----------        -----------

OTHER ASSETS

   Deposits                                            1,050             12,773
   Prepaid advertising                               452,012             85,302
   Patent and trademark costs                         26,668             26,668
                                                 -----------        -----------

     Total Other Assets                              479,730            124,743
                                                 -----------        -----------

     TOTAL ASSETS                                $ 1,657,325        $   335,301
                                                 ===========        ===========






              The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             June 30,        December 31,
                                                               1999              1998
                                                            -----------      -----------
                                                            (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                           $    91,647      $      --
   Accounts payable                                             561,975           73,192
   Accrued expenses                                              43,897            5,418
   Payable - related party                                       38,898             --
   Notes payable - related parties, current portion             200,000             --
   Notes payable, current portion                                40,000           40,000
                                                            -----------      -----------

     Total Current Liabilities                                  976,417          118,610
                                                            -----------      -----------

LONG-TERM DEBT

   Notes payable - related parties                               87,500           87,500
                                                            -----------      -----------

     Total Long-Term Debt                                        87,500           87,500
                                                            -----------      -----------

     TOTAL LIABILITIES                                        1,063,917          206,110
                                                            -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 5,765,440 and 3,373,570 shares issued
    and outstanding, respectively                                 5,765            3,374
   Additional paid-in capital                                 2,848,094        1,359,985
   Accumulated deficit                                       (2,260,451)      (1,234,168)
                                                            -----------      -----------

     Total Stockholders' Equity                                 593,408          129,191
                                                            -----------      -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,657,325      $   335,301
                                                            ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 For the                           For the
                                            Three Months Ended                 Six Months Ended
                                                 June 30,                         June 30,
                                        ---------------------------      ----------------------------
                                          1999             1998             1999             1998
                                       -----------      -----------      -----------      -----------
SALES                                  $ 3,135,013      $    30,059      $ 3,487,490      $    60,118

COST OF GOODS SOLD                         445,880           16,664          514,405           33,328
                                       -----------      -----------      -----------      -----------

GROSS MARGIN                             2,689,133           13,395        2,973,085           26,790
                                       -----------      -----------      -----------      -----------

OPERATING EXPENSES

   Depreciation                              2,676            1,657            5,352            3,314
   Bad debt expense                         17,410             --             17,410             --
   General and administrative            1,010,984          165,696        1,347,827          331,392
   Research and development                 25,401           10,362           30,155           20,724
   Production and media costs            1,168,432             --          1,523,711             --
   Marketing                                72,399           38,255          274,995           76,510
   Rent                                     17,001           12,057           29,952           24,114
                                       -----------      -----------      -----------      -----------

     Total Operating Expenses            2,314,303          228,027        3,229,402          456,054
                                       -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS)                    374,830         (214,632)        (256,317)        (429,264)
                                       -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSES)

   Loss on impairment of goodwill             --               --           (750,000)            --
   Interest expense                        (14,941)          (2,258)         (20,061)          (4,516)
   Interest income                              95             --                 95             --
                                       -----------      -----------      -----------      -----------

     Total Other Income (Expenses)         (14,846)          (2,258)        (769,966)          (4,516)
                                       -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE
 INCOME TAXES                              359,984         (216,890)      (1,026,283)        (433,780)

INCOME TAXES                                  --               --               --               --
                                       -----------      -----------      -----------      -----------

NET INCOME (LOSS)                      $   359,984      $  (216,890)     $(1,026,283)     $  (433,780)
                                       ===========      ===========      ===========      ===========

BASIC INCOME (LOSS) PER SHARE          $      0.06      $     (0.08)     $     (0.23)     $     (0.15)
                                       ===========      ===========      ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                                   Common Stock             Additional
                                            ---------------------------       Paid-in         Accumulated
                                               Shares          Amount         Capital           Deficit
                                            -----------     -----------     -----------      -----------
Balance, December 31, 1997                    2,369,600     $     2,370     $   377,719      $   (99,255)

Capital contributions, 1998                        --              --           340,020             --

Common stock issued in recapitalization
 of Reliant Corporation and Cigar
 Television Network, Inc.                       570,400             570            (570)            --

Common stock issued for cash at an
 average price of $1.56 per share               329,770             330         513,170             --

Common stock issued for services
 valued at $1.25 per share                      103,800             104         129,646             --

Net loss for the year ended
 December 31, 1998                                 --              --              --         (1,134,913)
                                            -----------     -----------     -----------      -----------

Balance, December 31, 1998                    3,373,570           3,374       1,359,985       (1,234,168)

Common stock issued for cash at an
 average price of $0.81 per share
 (unaudited)                                    848,000             848         689,152             --

Common stock issued for services
 valued at $1.15 per share (unaudited)           43,700              43          50,457             --

Fractional shares issued in the reverse
 stock split (unaudited)                            170            --              --               --

Common stock issued for acquisition
 of TPH Marketing, Inc. valued at
 $0.50 per share (unaudited)                  1,500,000           1,500         748,500             --

Net loss for the six months ended
  June 30, 1999 (unaudited)                        --              --              --         (1,026,283)
                                            -----------     -----------     -----------      -----------

Balance, June 30, 1999 (unaudited)            5,765,440     $     5,765     $ 2,848,094      $(2,260,451)
                                            ===========     ===========     ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             For the                        For the
                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                 ----------------------------      ----------------------------
                                                     1999             1998             1999             1998
                                                 -----------      -----------      -----------      -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net income (loss)                             $   359,984      $  (216,890)     $(1,026,283)     $  (433,780)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation                                      2,676            1,657            5,352            3,314
     Bad debt                                         17,410             --             17,410             --
     Loss on impairment                                 --               --            750,000             --
     Common stock issued for services                  2,750             --             50,500             --
   Changes in assets and liabilities:
     Accounts receivable                            (799,855)            --         (1,065,085)            --
     Prepaids and advances                            20,396             --             (1,050)            --
     Inventory                                       (74,313)            --            (46,971)            --
     Deposits                                           --              4,932           12,773            9,864
     Prepaid expenses                               (378,647)            --           (366,710)            --
     Cash overdraft                                   91,647             --             91,647             --
     Accounts payable                                410,408           18,290          488,783           36,580
     Accrued expenses                                   (321)            --             38,479             --
                                                 -----------      -----------      -----------      -----------

       Net Cash Used in Operating
         Activities                                 (347,865)        (192,011)      (1,051,155)        (384,022)
                                                 -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Patent and trademark costs                           --             (6,885)            --            (26,668)
                                                 -----------      -----------      -----------      -----------

       Net Cash Used in Investing Activities            --             (6,885)            --            (26,668)
                                                 -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds (payments) from notes payable             (8,279)            --            238,898             --
   Proceeds from issuance of common
     stock                                           300,000          100,000          690,000          100,000
   Proceeds from additional capital
     contribution                                       --             68,991             --            250,880
                                                 -----------      -----------      -----------      -----------

       Net Cash Provided by Financing
        Activities                               $   291,721      $   168,991      $   928,898      $   350,880
                                                 -----------      -----------      -----------      -----------



The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                           For the                          For the
                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                 ----------------------------      ----------------------------
                                                     1999             1998             1999             1998
                                                 -----------      -----------      -----------      -----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                       $   (56,144)     $   (29,905)     $  (122,257)     $   (59,810)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                  56,144          180,100          122,257          210,005
                                                 -----------      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                   $      --        $   150,195      $      --        $   150,195
                                                 ===========      ===========      ===========      ===========

Cash Payments For:

   Income taxes                                  $      --        $      --        $      --        $      --
   Interest                                      $    14,941      $      --        $    20,061      $      --

Non-Cash Financing Activities:

   Common stock issued for services              $     2,750      $      --        $    50,500      $      --
   Common stock issued for subsidiary            $      --        $      --        $   750,000      $      --



The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998


NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the relation of assets and liquidation of liabilities in the normal course of business.

          The Company has incurred significant losses since inception and has had no significant operating revenues until 1999. The Company believes it can meet and exceed its operating expenses through increased sales in 1999.

                                   Exhibit F1Q

                         UN-AUDITED FINANCIAL STATEMENTS

                    for the three months ended March 31, 1999

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1999 and December 31, 1998

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                   March 31,        December 31,
                                                     1999              1998
                                                   ---------         ---------
                                                  (Unaudited)

CURRENT ASSETS

   Cash                                            $  56,144         $ 122,257
   Accounts receivable                               265,230              --
   Prepaids and advances                              21,446              --
   Inventory                                            --              27,342
                                                   ---------         ---------

     Total Current Assets                            342,820           149,599
                                                   ---------         ---------

PROPERTY AND EQUIPMENT

   Machinery and equipment                            25,925            25,925
   Office furniture and equipment                     45,292            45,292
                                                   ---------         ---------

     Total Property and Equipment                     71,217            71,217

      Less Accumulated depreciation                  (12,934)          (10,258)
                                                   ---------         ---------

     Net Property and Equipment                       58,283            60,959
                                                   ---------         ---------

OTHER ASSETS

   Deposits                                             --              12,773
   Prepaid advertising                                73,365            85,302
   Patent and trademark costs                         26,668            26,668
                                                   ---------         ---------

     Total Other Assets                              100,033           124,743
                                                   ---------         ---------

     TOTAL ASSETS                                  $ 501,136         $ 335,301
                                                   =========         =========






The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                              March 31,      December 31,
                                                               1999              1998
                                                            -----------      -----------
                                                            (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                         $   151,567      $    73,192
   Accrued expenses                                              44,218            5,418
   Payable - related party                                      247,177             --
   Notes payable - current portion                               40,000           40,000
                                                            -----------      -----------

     Total Current Liabilities                                  482,962          118,610
                                                            -----------      -----------

LONG-TERM DEBT

   Notes payable - shareholders                                  87,500           87,500
                                                            -----------      -----------

     Total Long-Term Debt                                        87,500           87,500
                                                            -----------      -----------

     TOTAL LIABILITIES                                          570,462          206,110
                                                            -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 5,159,940 and 3,373,570 shares issued
    and outstanding, respectively                                 5,160            3,374
   Additional paid-in capital                                 2,545,949        1,359,985
   Deficit accumulated during the development stage          (2,620,435)      (1,234,168)
                                                            -----------      -----------

     Total Stockholders' Equity (Deficit)                       (69,326)         129,191
                                                            -----------      -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                             $   501,136      $   335,301
                                                            ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                   From
                                                                               Inception on
                                           For the Three Months Ended            June 15,
                                                    March 31,                 1995 Through
                                         ------------------------------          March 31,
                                             1999               1998               1999
                                         -----------        -----------        -----------
SALES                                    $   352,477        $    30,059        $   472,711

COST OF GOODS SOLD                            68,525             16,664            135,179
                                         -----------        -----------        -----------

GROSS MARGIN                                 283,952             13,395            337,532
                                         -----------        -----------        -----------

OPERATING EXPENSES

   Depreciation                                2,676              1,657             12,934
   General and administrative                692,122            165,696          1,547,098
   Research and development                    4,754             10,362             46,203
   Marketing                                 202,596             38,255            567,620
   Rent                                       12,951             12,057             69,213
                                         -----------        -----------        -----------

     Total Operating Expenses                915,099            228,027          2,243,068
                                         -----------        -----------        -----------

OPERATING LOSS                              (631,147)          (214,632)        (1,905,536)
                                         -----------        -----------        -----------

OTHER INCOME (EXPENSES)

   Loss on impairment of goodwill           (750,000)              --             (750,000)
   Interest expense                           (5,120)            (2,258)           (14,153)
   Interest income                              --                 --                  296
   Other income                                 --                 --               48,958
                                         -----------        -----------        -----------

     Total Other Income (Expenses)          (755,120)            (2,258)          (714,899)
                                         -----------        -----------        -----------

LOSS BEFORE INCOME TAXES                  (1,386,267)          (216,890)        (2,620,435)

INCOME TAXES                                    --                 --                 --
                                         -----------        -----------        -----------

NET LOSS                                 $(1,386,267)       $  (216,890)       $(2,620,435)
                                         ===========        ===========        ===========

BASIC LOSS PER SHARE                     $     (0.38)       $     (0.38)
                                         ===========        ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES                                 3,625,859            570,400
                                         ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                      Deficit
                                                                                  Additional        Accumulated
                                                       Common Stock                Paid-in          During the
                                              -----------------------------                         Development
                                                  Shares           Amount          Capital             Stage
                                              -----------       -----------       -----------        -----------
Balance, June 15, 1995                               --         $      --         $      --          $      --

Shares issued to the founders at
 inception at $0.0008 per share                 2,369,600             2,370              (370)              --

Net loss from inception on June 15,
 1995 through December 31, 1995                      --                --                --               (2,000)
                                              -----------       -----------       -----------        -----------

Balance, December 31, 1995                      2,369,600             2,370              (370)            (2,000)

Capital contributions, 1996                          --                --              34,401               --

Net loss for the year ended
 December 31, 1996                                   --                --                --              (32,329)
                                              -----------       -----------       -----------        -----------

Balance, December 31, 1996                      2,369,600             2,370            34,031            (34,329)

Capital contributions, 1997                          --                --             343,688               --

Net loss for the year ended
 December 31, 1997                                   --                --                --              (64,926)
                                              -----------       -----------       -----------        -----------

Balance, December 31, 1997                      2,369,600             2,370           377,719            (99,255)

Capital contributions, 1998                          --                --             340,020               --

Common stock issued in recapitalization
 of Reliant Corporation and Cigar
 Television Network, Inc.                         570,400               570              (570)              --

Common stock issued for cash at an
 average price of $1.56 per share                 329,770               330           513,170               --

Common stock issued for services
 valued at $1.25 per share                        103,800               104           129,646               --

Net loss for the year ended
 December 31, 1998                                   --                --                --           (1,134,913)
                                              -----------       -----------       -----------        -----------

Balance, December 31, 1998                      3,373,570       $     3,374       $ 1,359,985        $(1,234,168)
                                              -----------       -----------       -----------        -----------



The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                      Common Stock                Additional         During the
                                              -----------------------------         Paid-in         Development
                                                 Shares           Amount            Capital            Stage
                                              -----------       -----------       -----------       -----------
Balance, December 31, 1998                      3,373,570       $     3,374       $ 1,359,985       $(1,234,168)

Common stock issued for cash at an
 average price of $1.57 per share
 (unaudited)                                      248,000               248           389,752              --

Common stock issued for services
 valued at $1.25 per share (unaudited)             38,200                38            47,712              --

Fractional shares issued in the reverse
 stock split (unaudited)                              170              --                --                --

Common stock issued for acquisition
 of TPH Marketing, Inc. valued at
 $0.50 per share (unaudited)                    1,500,000             1,500           748,500              --

Net loss for the three months ended
 March 31, 1999 (unaudited)                          --                --                --          (1,386,267)
                                              -----------       -----------       -----------       -----------

Balance, March 31, 1999 (unaudited)             5,159,940       $     5,160       $ 2,545,949       $(2,620,435)
                                              ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                From
                                                                 For the                     Inception on
                                                            Three Months Ended                 June 15,
                                                                 March 31,                  1995 Through
                                                       ------------------------------         March 31,
                                                           1999               1998              1999
                                                       -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                            $(1,386,267)       $  (216,890)       $(2,620,435)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                            2,676              1,657             12,934
     Loss on impairment                                    750,000               --              750,000
     Common stock issued for services                       47,750               --              177,500
   Changes in assets and liabilities:
     Accounts receivable                                  (265,230)              --             (265,230)
     Prepaids and advances                                 (21,446)              --              (21,446)
     Inventory                                              27,342               --                 --
     Deposits                                               12,773              4,932               --
     Prepaid expenses                                       11,937               --              (73,365)
     Accounts payable                                       78,375             18,290            151,567
     Accrued expenses                                       38,800               --               44,218
                                                       -----------        -----------        -----------

       Net Cash Used in Operating Activities              (703,290)          (192,011)        (1,844,257)
                                                       -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of property and equipment                      --                 --              (71,217)
   Patent and trademark costs                                 --              (19,783)           (26,668)
                                                       -----------        -----------        -----------

       Net Cash Used in Investing Activities                  --              (19,783)           (97,885)
                                                       -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                             247,177               --              374,677
   Proceeds from issuance of common stock                  390,000               --              905,500
   Proceeds from additional capital contribution              --              181,889            718,109
                                                       -----------        -----------        -----------

       Net Cash Provided by Financing Activities           637,177            181,889          1,998,286
                                                       -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                          (66,113)           (29,905)            56,144

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                                 122,257            210,005               --
                                                       -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, END
 OF PERIOD                                             $    56,144        $   180,100        $    56,144
                                                       ===========        ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                             From
                                                    For the              Inception on
                                               Three Months Ended          June 15,
                                                   March 31,             1995 Through
                                            ------------------------        March 31,
                                              1999            1998           1999
                                            --------       ---------       --------
Cash Payments For:

   Income taxes                             $   --         $     --         $   --
   Interest                                 $  5,120       $     --         $  8,735

Non-Cash Financing Activities:

   Common stock issued for services         $ 47,750       $     --         $177,500
   Common stock issued for subsidiary       $750,000       $     --         $750,000




The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 1999 and December 31, 1998


NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and 1998 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the relation of assets and liquidation of liabilities in the normal course of business. The Company has incurred operating losses from its inception through December 31, 1998. It has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management believes that revenues will continue to increase in 1999 allowing the Company to cover its product development and marketing costs. It is also the intent of the Company to complete a limited offering of its common stock in 1999 to help cover its operating expenses. In the interim, shareholders of the Company have committed to meet its operating needs.