Form 10QSB/A
period 1999-09-30
RELIANT INTERACTIVE MEDIA CORP
filed 2000-03-03
CIK 1074082

FORM 10-Q-SB-A1

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

                         Reliant Interactive Media Corp.

                          formerly Reliant Corporation

--------------------------------------------------------------------------------

Nevada                                                                87-0411941
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)


2701 N. Rocky Point Dr., Suite 200, Tampa, Florida                         33607
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:       (813) 282-1717


Securities registered pursuant to Section 12(b) of the Act:     None


Securities registered pursuant to Section 12(g) of the Act:     6,135,440

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 1999 the number of shares outstanding of the Registrant's Common Stock was 6,135,440.

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

Cash Requirements and of Need for additional funds, twelve months

     We are "a development stage Company" and have only limited capital resources. While revenues are increasing significantly, it is necessary for the Company to seek additional capital over time to optimize the accomplishment its business plan. The following disclosure treats our interim funding for the year now past, and our plans and arrangements for future funding.

     On or about February 23, 1999, the Company received $330,000.00 for the sale of 1,000,000 new investment shares of common stock (before the second reverse split) from six highly sophisticated investors. For information about these investors, please refer to Item 4 of Part II, RECENT SALES OF UNREGISTERED SECURITIES. This special investment program was specifically targeted to infomercial production, by means of a special royalty arrangement with the investors: the investors will receive an aggregate of 5% of the gross revenues (as defined by agreement) from sales generated by four specified infomercials produced, until 120% of the investment has been returned to the investors. Thereafter, the percentage received by these investors will be reduced to an aggregate of 4%. The price was arrived at in arms-length negotiations in the context of the entire transaction. The Company expects to value the 1,000,000 shares at the investment price of $330,000.00 and to treat royalty payments to investors as expenses, in the same manner as if royalty payments were not connected with the purchase of shares.

     These 1,000,000 shares are included in the earnings per share analysis, found in the financial statements of this Registrant.

     On or about March 24, 1999, the Company made an agreement with Oasis Entertainment's Fourth Movie Project, Inc. (a related party transaction) to provide funding in the amount of $250,000.00 for use specifically in the production of three additional infomercials. Oasis is to receive 250,000 shares (after the second reverse-split) of common stock upon completion of the funding in April, plus a royalty of 2% of the adjusted gross revenues derived on all products designated in the agreement until Oasis has been paid $625,000.00, and thereafter 1% thereof in perpetuity. This transaction is deemed to be a related party for the reason that, and only for the reason that, Karl Rodriguez is the fourth Director of this registering Company and is also Secretary and a Director of Oasis Entertainment's Fourth Movie Project, Inc. These 250,000 shares have been authorized, but not issued yet. The Company expects to value the shares at $250,000.00. The Registrant will treat royalty payments to investors as expenses, in the same manner as if royalty payments were not related to purchase of shares. The shares are treated as if issued for earnings per share calculations.

     We were able to generate enough sales revenues to satisfy our cash requirements through the end of 1999. Our evaluation of the next twelve months is different.

     Without regard to whether current revenues might be sufficient to maintain liquidity, new projects must be undertaken to generate future revenues. Every media-marketing project has a useful life, some longer or shorter than others, but all eventually run their course. We do not consider it prudent to be passive about generating new projects, and we have determined that significant new funds are highly desirable, and possibly necessary to aggressively approach operations in year 2000.

     The Registrant has entered into two letter agreements with Institutional Equity Corporation ("IEC"):

     First, an engagement letter for IEC to conduct a private placement for us, to raise a minimum of $500,000 and a maximum of $2,000,000 (to be in reliance on Regulation D, Rule 506, and section 4(2) of the Securities Act of 1933). Units consisting of 10,000 shares each are to be sold for $20,000 each. This placement had been opened and must be completed by March 31, 2000, unless extended by a maximum of 90 additional days. IEC is to be paid a fee equal to 10% of the proceeds and has the right to acquire up to 100,000 shares of common stock, at $3.00 per share, for every million dollars raised, or a proportional fractional adjustment. This right to acquire shares lasts until 18 months from the closing of the placement. The placement is on a best efforts basis. There is no guaranty that any shares will be placed.

     Second, a firm commitment has been received from IEC to raise $10,000,000 in a registered offering of securities. The structure of this offering has not been determined. Gross underwriting discounts of approximately 10% of the offering price and a 2% non-accountable expense allowance is to be paid to IEC from these offering proceeds. A $50,000 fee has been paid towards an advance of $100,000 to be applied against the gross underwriting commissions. The expenses of IEC in connection with this offering will also be reimbursed from the offering proceeds and are estimated to be $650,000. IEC will also receive warrants for 10% of the securities purchased by underwriters, good for four years, at an exercise price of 120% of the offering price.

     While there is no guaranty that funding plans will materialize as expected, we believe that our present arrangements will provide sufficient working capital to optimize operations for the next twelve months.

Summary of Product Research and Development

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

     Expected purchase or sale of plant and significant equipment. None.

     Expected significant change in the number of employees. None.


(b)  Discussion and Analysis of Financial Condition and Results of Operations.

     Development Stage/Going Concern. There are two material thresholds in the transition of this Company, from Development Stage to Going Concern. The first is the commencement of limited operations, during 1998, and the first quarter of 1999. The second is the achievement of substantial revenues and the dawn of profitability, corresponding to the second quarter of 1999, with continued improvement throughout that year. While the Harringtons began some limited operations in 1998, their two companies were not acquired as subsidiaries until August of that year. The Harringtons honored certain non-compete agreements, with HSN Direct, a division of Home Shopping Network, which expired in December of 1998. During the interim period, the Harringtons located, developed and prepared for production and rollout of various products. For that reason, full-fledged operations were not launched until April of 1999. While the affairs of the Company improved consistently from 1998, the second quarter of 1999 was the first profitable quarter, and is the first quarter of unlimited operations. For these reasons, management refers to this Company as in its Development Stage for 1998, and for the first quarter of 1999, and as an operating company and a going concern during the second quarter of 1999.

     In 1998, the company closed the year with a loss, with minimal revenues, in pre-launch development mode, but these results are not deemed to reflect true business operations. In 1998, the company had significant expenses that resulted in a loss for the year. Revenues increased significantly in 1999; however such increase should not be considered dramatic, for 1999 was the first real year of operation under our present business plan. The first quarter was one in which the Harringtons put in place personnel and selected the first products to produce.

     The second quarter was one in which we aired two successful shows (Trash or Treasure and Sobakawa Insoles). We also aired other shows which were not so successful in that quarter. It is not to be expected that every project would be a stellar success, and two successes in a single quarter is considered a good result by us.

     During the third quarter, we increased staff with a producer and associate producer for our infomercials, to have better continuity and control of the details of our production activities. These are two new salaried individuals. Several other shows were tested during this period. Two of them became successful (Wonder Steamer and Pest Offense). We also developed our successful computer infomercial.

     During the final quarter of 1999, sales continued to grow from projects in place, led by those developed in the previous quarters and the new computer infomercial.

     Management believes that revenues and growth will continue to increase, but to achieve the continued growth of the Company's business, advertising, promotional and production expenses will remain significant. While the upside potential from successful infomercial marketing is tremendous, the risk of failure is always present. Some of the projects may fail, or all may fail. If some are successful, the success may offset the losses from others significantly or may not. Accordingly, there can be no assurance that substantial profitability will be sustained in the next twelve months in proportion to the rate of growth achieved in 1999.

     Revenues are Increasing. There were no revenues in 1997. Sales in 1998 were $120,234, which was $60,118 for the first half, and $60,116, for the second half. Corresponding amounts for the first quarter, and second quarter of 1999, were $352,483 and $3,135,013. 1998 operations have been characterized as limited. They consisted of the sale of cigarette lighters and the marketing of a single non-infomercial television show. In 1998, Gross Margins, after cost of goods sold, was only 45%; whereas that margin has been stable between 85% to 86% of Gross Sales, for the first half of 1999. This improvement is largely due to the difference between limited operations, and the economy and efficiency of unlimited operations, beginning in April of 1999. It is also attributable to the marketing of different products from those currently offered by the Company.

Thus the sales of the first half of 1999 total $3,477,490. The increase in the second 1999 quarter reflects the launching of full operations in April, more completely reflected by the end of the second half of 1999. The significance of these figures is not only that revenues have increased exponentially, due to operations, but that the Company has achieved marginal profitability during the second quarter, the three months ended June 30, 1999.

     Revenues have improved in every quarter of operations in 1999. We expect them to continue to improve in the next twelve months. Although certain expenses, such as production and media costs are related to revenue creation and would rise in some proportion to revenues, there are other expenses that are not expected to rise proportionally. General and administrative expenses would not rise as projects increase and revenues improve. We are able to generate increasing revenues without significant increase in employees, as production and fulfillment activities are generally out-sourced. The Company has new products to sell each period, in additions to others, so that the number of products increase from period to period. For the first quarter there were 5, for the second 8, the third 8, and the fourth 10 products for sale. We just recently initiated marketing of products on QVC home shopping channel. On QVC we are beginning to sell some products in the traditional short-form live segment that are seen on television shopping networks. These new revenues are insubstantial as of the end of 1999, but are expected to become a significant component of total revenues as more products are sold and exposure increases on the shopping network.

     Product sales are expected to increase in direct proportion to our ability to acquire media time to promote them. It is for this reason that increasing revenues do not provide assurance that markets have been saturated with as much advertising as would be productive. For this reason, additional capital, whether or not necessary for fundamental survival, is desired and important for optimum growth.

     Cost of goods sold included the total cost of acquiring actual products acquired for resale. Returns and allowances are deducted from sales.

     Operating Expenses would be expected to increase with increasing operations. Expenses in 1998 were attributable to the marketing of different products than those which form the core of the Company's current business. In general, expenses have decreased as a percentage of sales.

================================================================================
General and Administrative Expenses                $         Sales    % of Sales
--------------------------------------------------------------------------------
all of 1998                                  792,533       120,234        659.16
--------------------------------------------------------------------------------
first quarter 1999                           337,843       352,483         95.85
--------------------------------------------------------------------------------
second quarter 1999                        1,010,984     3,135,013         32.25
================================================================================
third quarter 1999                         1,299,014     5,918,342         21.95
================================================================================

     These figures reflect a continuing improvement in this relationship, due to expanding operations, additional products and customers. These expenses do not rise proportionally as revenues increase. General & Administrative expenses include the following: fulfillment costs; sales commissions; royalties; automobile expense; banking fees; consulting fees; insurance; office supplies; postage & delivery; professional fees; salaries and wages; telephone; and travel & entertainment.

================================================================================
Research and Development                           $         Sales    % of Sales
--------------------------------------------------------------------------------
all of 1998                                   41,449       120,234         34.47
--------------------------------------------------------------------------------
first quarter 1999                             4,754       352,483          1.35
--------------------------------------------------------------------------------
second quarter 1999                           25,401     3,135,013          0.81
================================================================================
third quarter 1999                            10,465     5,918,342          0.18
================================================================================

     These figures reflect that Research and Development is trending downward as a decreasing percentage of sales. Research and Development costs should remain constant as they represent costs associated with development of new infomercial promotional projects, rather than new technologies. It does not include royalties on rights acquired. It does not include the cost of acquiring products for resale. It does not include production and media costs or marketing. It involves searching for new products, obtaining rights to sell them, and possible refinement in the products, to achieve more economic manufacture and resale at attractive pricing. At any given time, there are one or two products/projects under development. While the costs are expected to remain substantially constant, they would be expected to decrease as a percentage of sales.

================================================================================
Production and Media Costs              $               Sales         % of Sales
--------------------------------------------------------------------------------
all of 1998                           -0-             120,234               0.00
--------------------------------------------------------------------------------
first quarter 1999                 355,279            352,483             100.79
--------------------------------------------------------------------------------
second quarter 1999              1,168,432          3,135,013              37.27
================================================================================
third quarter 1999               2,778,243          5,918,342              46.94
================================================================================

     These expenses were not a factor in 1998, due to the differing nature of products marketed. These figures for 1999 reflect an improvement in the ratio of these expenses to sales, even as total costs increase with expanding operations. Production and media costs, consisting of the cost of producing media productions and the costs of buying media slots, are estimated to settle in the range of 40% to 50% of sales, overall. This average allows for less successful or unsuccessful projects. Media expenses for successful projects will be between 35% and 46% of sales, proportionally.

================================================================================
Marketing                            $                  Sales        % of Sales
--------------------------------------------------------------------------------
all of 1998                    339,877                120,234            282.68
--------------------------------------------------------------------------------
first quarter 1999             202,596                352,483             57.48
--------------------------------------------------------------------------------
second quarter 1999             72,399              3,135,013              2.31
================================================================================
third quarter 1999             585,515              5,918,342              9.89
================================================================================

     These figures reflect an improvement in the ratio of these expenses to sales, even as total costs increase with expanding operations. Marketing, consisting of consumer relations and internet promotion is expected to decrease, as a percent of sales over time. Marketing includes Telemarketing expense, other marketing expenses and prepaid advertising. It does not include media buys in direct infomercial advertising for immediate product fulfillment. Those items are production and media expenses.


================================================================================
Rent                                   $               Sales        % of Sales
--------------------------------------------------------------------------------
all of 1998                       48,226             120,234             40.11
--------------------------------------------------------------------------------
first quarter 1999                12,951             352,483              3.67
--------------------------------------------------------------------------------
second quarter 1999               17,001           3,135,013              0.54
================================================================================
third quarter 1999                15,205           5,918,342              0.26
================================================================================

     We had leased initially approximately four thousand (4,000) square feet of office space pursuant to a year lease for our Clearwater, Florida, principal executive offices. The lease, which commenced in 1999, provided for monthly rent of $6,750.42, or annual rent payments of $81,005.04 The facility encompassed 25 separate offices and a board room. Some additional space was later taken at a monthly rent of $16,400.00, which annualized to $196,800.00.

     We have entered into a new lease for Suite 200, Island Center, 2701 N. Rocky Point Drive, Tampa Florida 33607, dated January 13, 2000, and commenced
February 25, 2000. The premises leased constitutes 5,923 square feet on the second floor, and an additional 1,080 square feet of unallocated space in the building. We estimate that rent expenses will be about $40,000 per quarter, for the next year and increase approximately 4% per year over the five year term of the lease, net of subleases, and will continue to decrease as a percentage of sales.

================================================================================
Total Operating Expenses                $              Sales         % of Sales
--------------------------------------------------------------------------------
all of 1998                     1,228,714            120,234           1,021.94
--------------------------------------------------------------------------------
first quarter 1999                915,099            352,483             259.62
--------------------------------------------------------------------------------
second quarter 1999             2,314,303          3,135,013              73.82
================================================================================
third quarter 1999                                 5,918,342               0.00
================================================================================

     This comparison shows that total operating expenses are declining as a percentage of sales, even as total expenses are increasing with expanded operations. These tables also illustrate the significance of the second operating quarter of 1999, when operations turned decisively favorable. Total operating expenses as a percent of sales will remain in the range of 75% to 80%, as sales increase. The largest single segment, and most material factor, is in the direct operating area of infomercial production and media costs. These operations are not only the major area of expense, but it is these activities which drive sales. It is generally reliable in this industry that higher media costs are required for increased sales.

     Profitability, as indicated previously, appeared in the second quarter of 1999.

================================================================================
Operating Income (Loss)                 $              Sales          % of Sales
--------------------------------------------------------------------------------
all of 1998                     (1,134913)           120,234            (943.92)
--------------------------------------------------------------------------------
first quarter 1999               (631,147)           352,483            (179.06)
--------------------------------------------------------------------------------
second quarter 1999               374,830          3,135,013              11.96
================================================================================
third quarter 1999                396,815          5,918,342               6.70
================================================================================

     The achievement of profitability, in the second quarter, does not guaranty that the trend to increasing profitability will follow. However, it appears to management that operations are expanding in an orderly and promising manner, and that expenses are being managed appropriately. Profitability has improved with sales. As most other costs remain constant, or decrease, as percent of sales, total profitability, as such a percentage, will fluctuate inversely with the cost of goods sold. Product costs, as distinguished from infomercial production and media costs, must be kept under control to maintain real profitability. While higher media profile and quality of infomercial production tend to increase sales, increased cost of products sold would have a depressing effect upon profitability. On the one hand, Infomercial products need to be attractively priced. On the other, the cost of producing the products must be controlled and managed well.

     Gross Margins on the financial statements indicate the amount by which Sales exceed the Cost of Goods Sold. In view of the insubstantial nature of 1998 activities, and their lack of relationship to current products and marketing methods, the comparison of 1998 to 1999 periods is not believed to be materially instructive or useful. It is clear, however, from the Registrant's Financial Statements, that the Gross Margins during the three months last ended September 30, 1999, represent more than half of the total for the nine months so ended.

     Management believes that this last analysis is the most salient indicator of increasing profitability.

     Balance Sheet. As previously stated the dramatic increase in corporate financial condition during 1999, as compared to 1998, is not considered instructive. The 1999 activities should be viewed as the start-up of a new mode of business activity in 1999, with some apparent success and improvement in the financial condition of the Registrant, due particularly to increasingly successful operations. Fortunes may change, however, and no assurance ever exists that profitable trends will continue, or that the future will be like the past. A company's initial growth may not be indicative of a sustainable rate of continued growth. While the Registrant has not yet achieved its potential, there can be no certain prediction at what level its growth may slow, or when, if at all, it may reach an optimum level of operations.

     Interest Income and Expense reflected on the Company's financial statements refer to the company's ownership of a certificate of deposit, pledged against a loan. The interest income from the CD is shown. The interest expense for the loan is shown.

     Conclusion. While this Company is presently able to manage its present phase of development, for a indefinite interim, it cannot regard its financial condition as optimal. Unless events in the future are favorable, both in terms of profit from operations now being undertaken, and also favorable in attracting investor interest, the Company may not be able to sustain a stable growth pattern for the Company. These remarks should be understood in context, discussed elsewhere, that increasing revenues are expected to provide substantially all of the requirements for continued operations at present levels and for some possible growth. This company must grow to reach its full potential. For this reason, stability at its present levels is not considered optimal for long-term growth.


                           PART II: OTHER INFORMATION

                            Item 1. Legal Proceedings

      There are no proceedings, legal, enforcement or administrative, pending, threatened or anticipated involving or affecting this Issuer, except as disclosed herein. The Registrant has been named as a defendant in California state court action seeking damages for rent based upon an oral lease/agreement. Management has cross-complained against certain third parties believed to be responsible. Management intends to defend this action vigorously and does not consider this action to be meritorious, as against it, or a significant financial exposure to it in any case.

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


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 1999 has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated: March 1, 2000

                         Reliant Interactive Media Corp.

                          formerly Reliant Corporation

                                       by



/s/                                             /s/
-----------------------------------             --------------------------------
Kevin Harrington                                Tim Harrington
CHAIRMAN AND CEO/DIRECTOR                       PRESIDENT AND COO/DIRECTOR




/s/                                             /s/
-----------------------------------             --------------------------------
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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 1999 and December 31, 1998

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                                 September 30,      December 31,
                                                     1999              1998
                                                 -------------      -----------
                                                  (Unaudited)

CURRENT ASSETS

   Cash                                           $   189,025       $   122,257
   Accounts receivable, net                           797,686              --
   Inventory                                          104,459            27,342
   Prepaids                                           100,000              --
   Employee advances                                    9,610              --
                                                  -----------       -----------

     Total Current Assets                           1,200,780           149,599
                                                  -----------       -----------

PROPERTY AND EQUIPMENT

   Machinery and equipment                             25,925            25,925
   Office furniture and equipment                      45,292            45,292
                                                  -----------       -----------

     Total Property and Equipment                      71,217            71,217

     Less accumulated depreciation                    (18,286)          (10,258)
                                                  -----------       -----------

     Net Property and Equipment                        52,931            60,959
                                                  -----------       -----------

OTHER ASSETS

   Deposits                                              --              12,773
   Other assets                                        20,000              --
   Prepaid advertising                              1,537,387            85,302
   Patent and trademark costs                          26,668            26,668
                                                  -----------       -----------

     Total Other Assets                             1,584,055           124,743
                                                  -----------       -----------

     TOTAL ASSETS                                 $ 2,837,766       $   335,301
                                                  ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,     December 31,
                                                                 1999               1998
                                                              -------------     -----------
                                                               (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                            $ 1,019,575      $    73,192
   Accrued expenses                                                 43,516            5,418
   Payable - related parties                                        96,952             --
   Notes payable - related parties, current portion                500,000             --
   Notes payable, current portion                                   40,000           40,000
                                                               -----------      -----------

     Total Current Liabilities                                   1,700,043          118,610
                                                               -----------      -----------

LONG-TERM DEBT

   Notes payable - related parties                                  87,500           87,500
                                                               -----------      -----------

     Total Long-Term Debt                                           87,500           87,500
                                                               -----------      -----------

     TOTAL LIABILITIES                                           1,787,543          206,110
                                                               -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 6,135,440 and 3,373,570 shares issued
    and outstanding, respectively                                    6,135            3,374
   Additional paid-in capital                                    3,157,724        1,359,985
   Accumulated deficit                                          (2,113,636)      (1,234,168)
                                                               -----------      -----------

     Total Stockholders' Equity                                  1,050,223          129,191
                                                               -----------      -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 2,837,766      $   335,301
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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                  For the                         For the
                                              Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
                                         ---------------------------     ---------------------------
                                             1999            1998           1999             1998
                                         -----------     -----------     -----------     -----------

NET SALES                                $ 5,918,342     $    31,125     $ 9,155,832     $    91,243

COST OF GOODS SOLD                           817,272          17,223       1,331,677          50,551
                                         -----------     -----------     -----------     -----------

GROSS MARGIN                               5,101,070          13,902       7,824,155          40,692
                                         -----------     -----------     -----------     -----------

OPERATING EXPENSES

   Depreciation                                2,676           1,657           8,028           4,971
   Bad debt expense                              948            --            18,358            --
   General and administrative              1,299,014         176,696       3,396,841         508,088
   Research and development                   10,465           9,621          40,620          30,345
   Production and media costs              2,778,243            --         4,301,954            --
   Marketing                                 585,515         127,211         860,510         203,721
   Rent                                       15,205          10,917          45,157          35,031
                                         -----------     -----------     -----------     -----------

     Total Operating Expenses              4,692,066         326,102       8,671,468         782,156
                                         -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS)                      409,004        (312,200)       (847,313)       (741,464)
                                         -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSES)

   Interest expense                          (12,450)         (3,159)        (32,511)         (7,675)
   Interest income                               261             102             356             102
                                         -----------     -----------     -----------     -----------

     Total Other Income (Expenses)           (12,189)         (3,057)        (32,155)         (7,573)
                                         -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME
 TAXES                                       396,815        (315,257)       (879,468)       (749,037)

INCOME TAXES                                    --              --              --              --
                                         -----------     -----------     -----------     -----------

NET INCOME (LOSS)                        $   396,815     $  (315,257)    $  (879,468)    $  (749,037)
                                         ===========     ===========     ===========     ===========

BASIC INCOME (LOSS) PER SHARE            $      0.07     $     (0.11)    $     (0.17)    $     (0.30)
                                         ===========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                               5,815,222       2,817,235       5,207,545       2,520,451
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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                                 Common Stock          Additional
                                          -------------------------     Paid-in      Accumulated
                                            Shares        Amount        Capital        Deficit
                                          -----------   -----------   -----------    -----------

Balance, December 31, 1997                  2,369,600   $     2,370   $   377,719    $   (99,255)

Capital contributions, 1998                      --            --         340,020           --

Common stock issued in recapitalization
 of Reliant Corporation                       570,400           570          (570)          --

Common stock issued for cash at an
 average price of $1.56 per share             329,770           330       513,170           --

Common stock issued for services
 valued at $1.25 per share                    103,800           104       129,646           --

Net loss for the year ended
 December 31, 1998                               --            --            --       (1,134,913)
                                          -----------   -----------   -----------    -----------

Balance, December 31, 1998                  3,373,570         3,374     1,359,985     (1,234,168)

Common stock issued for cash at an
 average price of $0.86 per share
 (unaudited)                                1,098,000         1,098       938,902           --

Common stock issued for services
 valued at $1.15 per share (unaudited)         43,700            43        50,457           --

Fractional shares issued in the reverse
 stock split (unaudited)                          170          --            --             --

Common stock issued for services
 valued at $0.50 per share (unaudited)        100,000           100        49,900           --

Common stock issued for investment
 in Tony Little Website at $0.50 per
 share (unaudited)                             20,000            20         9,980           --

Common stock issued for acquisition
 of TPH Marketing, Inc. valued at
 $0.50 per share (unaudited)                1,500,000         1,500       748,500           --

Net loss for the nine months ended
  September 30, 1999 (unaudited)                 --            --            --         (879,468)
                                          -----------   -----------   -----------    -----------

Balance, September 30, 1999
 (unaudited)                                6,135,440   $     6,135   $ 3,157,724    $(2,113,636)
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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                              For the                      For the
                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                     --------------------------    --------------------------
                                                        1999           1998           1999           1998
                                                     -----------    -----------    -----------    -----------

CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net income (loss)                                 $   396,815    $  (315,257)   $  (879,468)   $  (749,037)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation                                          2,676          1,657          8,028          4,971
     Amortization of prepaid advertising                  99,952           --          145,626           --
     Bad debt                                                948           --           18,358           --
     Loss on impairment                                     --             --          750,000           --
     Common stock issued for services                     50,000           --          100,500           --
   Changes in assets and liabilities:
     Accounts receivable                                 249,041           --         (816,044)          --
     Prepaids and advances                              (108,560)          --         (109,610)          --
     Inventory                                           (30,146)          --          (77,117)          --
     Deposits                                               --            2,909         12,773         12,773
     Prepaid expenses                                 (1,185,327)          --       (1,597,711)          --
     Other assets                                        (10,000)          --          (10,000)          --
     Cash overdraft                                      (91,647)          --             --             --
     Accounts payable                                    457,600         18,520        946,383         55,100
     Accrued expenses                                       (381)          --           38,098           --
                                                     -----------    -----------    -----------    -----------

       Net Cash Used in Operating
         Activities                                     (169,029)      (292,171)    (1,470,184)      (676,193)
                                                     -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Patent and trademark costs                               --             --             --          (26,668)
                                                     -----------    -----------    -----------    -----------

       Net Cash Used in Investing Activities                --             --             --          (26,668)
                                                     -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds (payments) from notes payable                358,054           --          596,952           --
   Proceeds from issuance of common
     stock                                                  --           95,000        940,000        195,000
   Proceeds from additional capital
     contribution                                           --           89,140           --          340,020
                                                     -----------    -----------    -----------    -----------

       Net Cash Provided by Financing
        Activities                                   $   358,054    $   184,140    $ 1,536,952    $   535,020
                                                     -----------    -----------    -----------    -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                For the                  For the
                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                          ---------------------    ---------------------
                                            1999        1998         1999        1998
                                          ---------   ---------    ---------   ---------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                $ 189,025   $(108,031)   $  66,768   $(167,841)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           --       150,195      122,257     210,005
                                          ---------   ---------    ---------   ---------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                            $ 189,025   $  42,164    $ 189,025   $  42,164
                                          =========   =========    =========   =========

Cash Payments For:

   Income taxes                           $    --     $    --      $    --     $    --
   Interest                               $  12,450   $    --      $  32,511   $    --

Non-Cash Financing Activities:

   Common stock issued for services       $  50,000   $    --      $ 100,500   $    --
   Common stock issued for other assets   $  10,000   $    --      $  10,000   $    --
   Common stock issued for subsidiary     $    --     $    --      $ 750,000   $    --


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

NOTE 2 - REVERSE STOCK SPLIT

     On March 23, 1999, the Company completed a reverse stock split on a 1 share for 5 share basis. No shareholder was reduced to less than 100 shares. All references to shares issued and outstanding have been restated to reflect the reverse stock split.

NOTE 3 - COMMON STOCK TRANSACTIONS

     During the first quarter of 1999, the Company sold 248,000 post-split shares (1,240,000 pre-split shares) of its common stock for $390,000 or an average price of $1.57 per share ($0.31 per share pre-split). The Company also issued 38,200 post-split shares (191,000 pre-split shares) of its common stock for services rendered, valued at $47,750 or $1.25 per share ($0.25 per share pre-split). The shares were valued at the market price of the stock at the time of issuance.

     During the second quarter of 1999, the Company sold 600,000 shares of its common stock for $300,000 or $0.50 per share. In addition, the Company sold 250,000 shares of its common stock to a related company for $250,000 or $1.00 per share. The Company also issued 5,500 shares of its common stock for services rendered, valued at $2,750 or $0.50 per share, the market price of the stock at the time of issuance.

     During the third quarter of 1999, the Company issued 100,000 shares of its common stock for services rendered, valued at $50,000 or $0.50 per share, the market price of the stock at the time of issuance.

     On May 26, 1999, the Company purchased a fifty-one percent (51%) interest in the Tony Little Web Site. The Company paid $10,000 cash and issued 20,000 post-split shares of common stock. The stock was valued at $10,000 or $0.50 per share, the market price of the stock at the time of issuance.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998


NOTE 3 - COMMON STOCK TRANSACTIONS (Continued)

     On May 3, 1999, the Company acquired TPH Marketing, Inc. (TPH). The Company acquired 100% of TPH and TPH became a wholly-owned subsidiary. The Company issued 1,500,000 post-split shares of its common stock in the acquisition. The shares were valued at $750,000 or $0.50 per share, the market price of the stock at the time of the acquisition. The acquisition is accounted for as a combination under the purchase method of accounting with acquired assets and liabilities recorded at their fair market values resulting in goodwill of $750,000 since TPH had no assets and liabilities at the date of acquisition.

     The resulting goodwill is being written off in the first quarter of 1999 with a charge to operating expenses in the amount of $750,000. Activity from the date of acquisition to September 30, 1999 has been included in the statement of operations.

NOTE 4 - OUTSTANDING STOCK OPTIONS

     The following summarizes the date exercisable, expiration date and exercise price of the Company's outstanding options to purchase common stock at September 30, 1999.

     Date Exercisable       Expiration Date    Exercise Price       Number
     ----------------       ---------------    --------------       ------
     December 30, 1999       June 30, 2004        $   2.50          105,000
     June 30, 2000           June 30, 2004        $   4.00          105,000
     December 30, 2000       June 30, 2004        $   6.00          105,000
     June 30, 2001           June 30, 2004        $   7.50          105,000
                                                                  ---------

                Total Options Outstanding                           420,000
                                                                  =========

     The options were granted as compensation and additional bonuses to certain officers of the Company. These options were issued with an exercise price above the market value of the stock at the date of issuance.

NOTE 5 - FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

     The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

                                   Exhibit F2Q

                         UN-AUDITED FINANCIAL STATEMENTS

                for the three and six months ended June 30, 1999

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 1999 and December 31, 1998

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                                     June 30,       December 31,
                                                         1999              1998
                                                  -----------       -----------
                                                  (Unaudited)

CURRENT ASSETS

   Cash                                           $        --       $   122,257
   Accounts receivable, net                         1,047,675                --
   Inventory                                           64,313            27,342
                                                  -----------       -----------

     Total Current Assets                           1,111,988           149,599
                                                  -----------       -----------

PROPERTY AND EQUIPMENT

   Machinery and equipment                             25,925            25,925
   Office furniture and equipment                      45,292            45,292
                                                  -----------       -----------

     Total Property and Equipment                      71,217            71,217

      Less Accumulated depreciation                   (15,610)          (10,258)
                                                  -----------       -----------

     Net Property and Equipment                        55,607            60,959
                                                  -----------       -----------

OTHER ASSETS

   Deposits                                             1,050            12,773
   Other assets                                        20,000                --
   Prepaid advertising                                452,012            85,302
   Patent and trademark costs                          26,668            26,668
                                                  -----------       -----------

     Total Other Assets                               499,730           124,743
                                                  -----------       -----------

     TOTAL ASSETS                                 $ 1,667,325       $   335,301
                                                  ===========       ===========

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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 6,035,440 and 3,373,570 shares issued
    and outstanding, respectively                               6,035          3,374
   Additional paid-in capital                               3,107,824      1,359,985
   Accumulated deficit                                     (2,510,451)    (1,234,168)
                                                          -----------    -----------

     Total Stockholders' Equity                               603,408        129,191
                                                          -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,667,325    $   335,301
                                                          ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              For the                      For the
                                         Three Months Ended            Six Months Ended
                                              June 30,                     June 30,
                                     --------------------------    --------------------------
                                         1999          1998           1999           1998
                                     -----------    -----------    -----------    -----------
SALES                                $ 2,885,013    $    30,059    $ 3,237,490    $    60,118

COST OF GOODS SOLD                       445,880         16,664        514,405         33,328
                                     -----------    -----------    -----------    -----------

GROSS MARGIN                           2,439,133         13,395      2,723,085         26,790
                                     -----------    -----------    -----------    -----------

OPERATING EXPENSES

   Depreciation                            2,676          1,657          5,352          3,314
   Bad debt expense                       17,410             --         17,410             --
   General and administrative          1,010,984        165,696      1,347,827        331,392
   Research and development               25,401         10,362         30,155         20,724
   Production and media costs          1,168,432             --      1,523,711             --
   Marketing                              72,399         38,255        274,995         76,510
   Rent                                   17,001         12,057         29,952         24,114
                                     -----------    -----------    -----------    -----------

     Total Operating Expenses          2,314,303        228,027      3,229,402        456,054
                                     -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                  124,830       (214,632)      (506,317)      (429,264)
                                     -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES)

   Loss on impairment of goodwill             --             --       (750,000)            --
   Interest expense                      (14,941)        (2,258)       (20,061)        (4,516)
   Interest income                            95             --             95             --
                                     -----------    -----------    -----------    -----------

     Total Other Income (Expenses)       (14,846)        (2,258)      (769,966)        (4,516)
                                     -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE
 INCOME TAXES                            109,984       (216,890)    (1,276,283)      (433,780)

INCOME TAXES                                  --             --             --             --
                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS)                    $   109,984    $  (216,890)   $(1,276,283)   $  (433,780)
                                     ===========    ===========    ===========    ===========

BASIC INCOME (LOSS) PER SHARE        $      0.02    $     (0.08)   $     (0.27)   $     (0.15)
                                     ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                                Common Stock           Additional
                                          -------------------------     Paid-in      Accumulated
                                             Shares        Amount       Capital        Deficit
                                          -----------   -----------   -----------    -----------

Balance, December 31, 1997                  2,369,600   $     2,370   $   377,719    $   (99,255)

Capital contributions, 1998                        --            --       340,020             --

Common stock issued in recapitalization
 of Reliant Corporation and Cigar
 Television Network, Inc.                     570,400           570          (570)            --

Common stock issued for cash at an
 average price of $1.56 per share             329,770           330       513,170             --

Common stock issued for services
 valued at $1.25 per share                    103,800           104       129,646             --

Net loss for the year ended
 December 31, 1998                                 --            --            --     (1,134,913)
                                          -----------   -----------   -----------    -----------

Balance, December 31, 1998                  3,373,570         3,374     1,359,985     (1,234,168)

Common stock issued for cash at an
 average price of $0.86 per share
 (unaudited)                                1,098,000         1,098       938,902             --

Common stock issued for services
 valued at $1.15 per share (unaudited)         43,700            43        50,457             --

Fractional shares issued in the reverse
 stock split (unaudited)                          170            --            --             --

Common stock issued for investment
 in Tony Little Website at $0.50 per
 share (unaudited)                             20,000            20         9,980             --

Common stock issued for acquisition
 of TPH Marketing, Inc. valued at
 $0.50 per share (unaudited)                1,500,000         1,500       748,500             --

Net loss for the six months ended
  June 30, 1999 (unaudited)                        --            --            --     (1,276,283)
                                          -----------   -----------   -----------    -----------

Balance, June 30, 1999 (unaudited)          6,035,440   $     6,035   $ 3,107,824    $(2,510,451)
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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         For the                     For the
                                                   Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                               --------------------------    --------------------------
                                                   1999          1998           1999           1998
                                               -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net income (loss)                           $   109,984    $  (216,890)   $(1,276,283)   $  (433,780)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation                                    2,676          1,657          5,352          3,314
     Bad debt                                       17,410             --         17,410             --
     Loss on impairment                                 --             --        750,000             --
     Common stock issued for services                2,750             --         50,500             --
   Changes in assets and liabilities:
     Accounts receivable                          (799,855)            --     (1,065,085)            --
     Prepaids and advances                          20,396             --         (1,050)            --
     Inventory                                     (64,313)            --        (36,971)            --
     Deposits                                           --          4,932         12,773          9,864
     Prepaid expenses                             (378,647)            --       (366,710)            --
     Other assets                                   10,000             --         10,000             --
     Cash overdraft                                 91,647             --         91,647             --
     Accounts payable                              410,408         18,290        488,783         36,580
     Accrued expenses                                 (321)            --         38,479             --
                                               -----------    -----------    -----------    -----------

       Net Cash Used in Operating
         Activities                               (597,865)      (192,011)    (1,301,155)      (384,022)
                                               -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Patent and trademark costs                           --         (6,885)            --        (26,668)
                                               -----------    -----------    -----------    -----------

       Net Cash Used in Investing Activities            --         (6,885)            --        (26,668)
                                               -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds (payments) from notes payable           (8,279)            --        238,898             --
   Proceeds from issuance of common
     stock                                         550,000        100,000        940,000        100,000
   Proceeds from additional capital
     contribution                                       --         68,991             --        250,880
                                               -----------    -----------    -----------    -----------

       Net Cash Provided by Financing
        Activities                             $   541,721    $   168,991    $ 1,178,898    $   350,880
                                               -----------    -----------    -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                        For the                       For the
                                                    Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                               --------------------------    --------------------------
                                                   1999           1998           1999           1998
                                               -----------    -----------    -----------    -----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                     $   (56,144)   $   (29,905)   $  (122,257)   $   (59,810)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                56,144        180,100        122,257        210,005
                                               -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                 $        --    $   150,195    $        --    $   150,195
                                               ===========    ===========    ===========    ===========

Cash Payments For:

   Income taxes                                $        --    $        --    $        --    $        --
   Interest                                    $    14,941    $        --    $    20,061    $        --

Non-Cash Financing Activities:

   Common stock issued for services            $     2,750    $        --    $    50,500    $        --
   Common stock issued for subsidiary          $        --    $        --    $   750,000    $        --
   Common stock issued for other assets        $    10,000    $        --    $    10,000    $        --

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

NOTE 3 -  REVERSE STOCK SPLIT

          On March 23, 1999, the Company completed a reverse stock split on a 1 share for 5 share basis. No shareholder was reduced to less than 100 shares. All references to shares issued and outstanding have been restated to reflect the reverse stock split.

NOTE 4 -  COMMON STOCK TRANSACTIONS

          During the first quarter of 1999, the Company sold 248,000 post-split shares (1,240,000 pre-split shares) of its common stock for $390,000 or an average price of $1.57 per share ($0.31 per share pre-split). The Company also issued 38,200 post-split shares (191,000 pre-split shares) of its common stock for services rendered, valued at $47,750 or $1.25 per share ($0.25 per share pre=split). The shares were valued at the market price of the stock at the time of issuance.

          During the second quarter of 1999, the Company sold 600,000 shares of its common stock for $300,000 or $0.50 per share. In addition, the Company sold 250,000 shares of its common stock to a related company for $250,000 or $1.00 per share. The Company also issued 5,500 shares of its common stock for services rendered, valued at $2,750 or $0.50 per share, the market price of the stock at the time of issuance.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998


NOTE 4 -  COMMON STOCK TRANSACTIONS (Continued)

          On May 26, 1999, the Company purchased a fifty-one percent (51%) interest in the Tony Little web site. The Company paid $10,000 cash and issued 20,000 post-split shares of common stock. The stock was valued at $10,000 or $0.50 per share, the market price of the stock at the time of issuance.

          On May 3, 1999, the Company acquired TPH Marketing, Inc. (TPH). The Company acquired 100% of TPH and TPH became a wholly-owned subsidiary. The Company issued 1,500,000 post-split shares of its common stock in the acquisition. The shares were valued at $750,000 or $0.50 per share, the market price of the stock at the time of the acquisition. The acquisition is accounted for as a combination under the purchase method of accounting with acquired assets and liabilities recorded at their fair market values resulting in goodwill of $750,000 since TPH had no assets and liabilities at the date of acquisition.

          The resulting goodwill is being written off in the first quarter of 1999 with a charge to operating expenses in the amount of $750,000. Activity from the date of acquisition to September 30, 1999 has been included in the statement of operations.

NOTE 5 -  OUTSTANDING STOCK OPTIONS

          The following summarizes the date exercisable, expiration date and exercise price of the Company's outstanding options to purchase common stock at June 30, 1999.

          Date Exercisable      Expiration Date      Exercise Price      Number
          ----------------      ---------------      --------------      ------
          December 30, 1999      June 30, 2004           $2.50           105,000
          June 30, 2000          June 30, 2004           $4.00           105,000
          December 30, 2000      June 30, 2004           $6.00           105,000
          June 30, 2001          June 30, 2004           $7.50           105,000
                                                                         -------

                     Total Options Outstanding                           420,000
                                                                         =======

          The options were granted as compensation and additional bonuses to certain officers of the Company. These options were issued with an exercise price above the market value of the stock at the date of issuance.

NOTE 6 -  FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

          The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

                                   Exhibit F1Q

                         UN-AUDITED FINANCIAL STATEMENTS

                    for the three months ended March 31, 1999



          ** Please refer to the previous 10-Q filing for this exhibit, which is incorporated
                           herein by this reference **