Form 10QSB/A
period 1999-09-30
RELIANT INTERACTIVE MEDIA CORP
filed 2000-03-09
CIK 1074082

FORM 10-Q-SB-A2

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


Dated: March 8, 2000

                         Reliant Interactive Media Corp.

                          formerly Reliant Corporation

                                       by



/s/                                                                          /s/
---------------------------------             ----------------------------------
Kevin Harrington                                                  Tim Harrington
CHAIRMAN AND CEO/DIRECTOR                             PRESIDENT AND COO/DIRECTOR




/s/                                                                          /s/
---------------------------------             ----------------------------------
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