Form 10QSB/A
period 1999-12-30
RELIANT INTERACTIVE MEDIA CORP
filed 2000-04-13
CIK 1074082

FORM 10-Q-SB-A3

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999

                                       AND

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number:  0-26699


                         Reliant Interactive Media Corp.

                          formerly  Reliant Corporation


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


Securities  registered  pursuant  to  Section  12(g)  of  the Act:     6,310,271

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

                            UN-NUMBERED INTRODUCTION

     Our 1934 Securities Exchange Act registration statement was voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called AOTCBB@. That registration is still in comment stage and may be changed in response to comments by the staff of the Commission.

     This amended quarterly report is filed in response to changes in accounting made in response to comments of the staff, to conform to revisions in our Form 10-SB-A3.


                          PART I: FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS.


          Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit F3Q-A3) for the three months and nine months ended September 30, 1999, and the year ended December 31, 1998.


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

     CASH  REQUIREMENTS  AND  OF  NEED  FOR  ADDITIONAL  FUNDS.

     We are "a development stage Company" and have only limited capital resources. While revenues are increasing significantly, it is necessary for the Company to seek additional capital over time to optimize the accomplishment of its business plan. The following disclosure treats our interim funding for the year now past, and our plans and arrangements for future funding.

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

     On or about March 24, 1999, the Company made an agreement with Oasis Entertainment's Fourth Movie Project, Inc. (a related party transaction) to provide funding in the amount of $250,000.00 for use specifically in the production of three additional infomercials. Oasis received 250,000 shares (after the second reverse-split) of common stock upon completion of the funding in April, plus a royalty of 2% of the adjusted gross revenues derived on all products designated in the agreement until Oasis has been paid $625,000.00, and thereafter 1% thereof in perpetuity. This transaction is deemed to be a related party for the reason that, and only for the reason that, Karl Rodriguez is the fourth Director of this registering Company and is also Secretary and a Director of Oasis Entertainment's Fourth Movie Project, Inc. These 250,000 shares were authorized in March of 1999, but not issued formally until March of 2000, due to inadvertence and oversight only. These shares are treated as if formally issued, when they should have been formally issued, for purposes of accurate income per share calculations. The Company expects to value the shares at $250,000.00. We will treat royalty payments to investors as expenses, in the same manner as if royalty payments were not related to purchase of shares. The shares are treated as if issued for earnings per share calculations.

     Although Mr. Rodriguez is a director of both our corporation and Oasis Entertainment's Fourth Movie Project, Inc., and although the transaction is deemed a related-party transaction for that reason, Mr. Rodriguez has no financial interest in the Oasis funding arrangement and is not a shareholder of Oasis. He serves as its Secretary and General Counsel only.

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

     The Registrant has entered into two letter agreements with Institutional Equity Corporation ("IEC"):

     First, an engagement letter for IEC to conduct a private placement for us, to raise a minimum of $500,000 and a maximum of $2,000,000 (to be in reliance on Regulation D, Rule 506, and section 4(2) of the Securities Act of 1933). Units consisting of 10,000 shares each are to be sold for $20,000 each. This placement has been opened and was to be completed by March 31, 2000, but has been extended by a maximum of 90 additional days. IEC is to be paid a fee equal to 10% of the proceeds and has the right to acquire up to 100,000 shares of common stock, at $3.00 per share, for every million dollars raised, or a proportional fractional adjustment. This right to acquire shares lasts until 18 months from the closing of the placement. The placement is on a best efforts basis. There is no guaranty that any shares will be placed.

     Second, a firm commitment has been received from IEC to raise $10,000,000 in a registered offering of securities. The structure of this offering has not been determined. Gross underwriting discounts of approximately 10% of the offering price and a 2% non-accountable expense allowance is to be paid to IEC from these offering proceeds. A $50,000 fee has been paid towards an advance of $100,000 to be applied against the gross underwriting commissions. This $50,000 fee was funded by a loan of that amount from Oasis Entertainment's Fourth Movie Project, Inc., a shareholder of Reliant. The loan is payable in six months from December 1, 1999, and bears 10% interest per annum. The expenses of IEC in connection with this offering will also be reimbursed from the offering proceeds and are estimated to be $650,000. IEC will also receive warrants for 10% of the securities purchased by underwriters, good for four years, at an exercise price of 120% of the offering price.

     Third, as of the date of this filing, the private placement is still open, and at this date a total of $360,000.00 has been placed in escrow, all of which has been received in the year 2000. A minimum of $500,000.00 must be raised in order to satisfy the escrow and release funds. The Reliant has no control over the escrow, and no shares are sold or placed, or can be sold or placed until the minimum is reached. If the minimum is not reached, there will be no placement. For the reason that no final transactions have taken place, the tentative deposits in escrow are not deemed to be assets of or capital of Reliant and are not reflected in our financial statements.

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

     The Company is devoting attention to the development and products specifically targeted at markets outside of North America. The Company will review its infomercial library on an ongoing basis to select those products which it believes will be successful in Europe and/or Asia and/or its other international markets. When a product which was initially sold domestically is selected for international distribution, the infomercial is dubbed and product literature is created in the appropriate foreign languages. In addition, a review of the product's and the infomercial's compliance with the local laws completed. The Company's licensed distributor then begins airing the infomercial internationally. The Company also airs shows and distributes products of other independent domestic infomercial companies.

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

     REVENUES ARE INCREASING. There were no revenues in 1997. Sales in 1998 were $120,234. In 1998, costs of sales were 66,664, and gross profit was 53,580.
Quarterly  comparisons  for  1999/1998  quarters  show  the  following:

Quarter                           1999    1998
----------------------------------------------
March 31      Net Sales        352,477  30,059
              Cost of Sales    284,523  16,664
              Gross Profit      67,954  13,359
June 30       Net Sales      2,885,013  30,059
              Cost of Sales  1,602,622  16,664
              Gross Profit   1,282,391  13,395
September 30  Net Sales      5,918,342  31,125
              Cost of Sales  3,818,734  17,223
              Gross Profit   2,099,608  13,902
              =============  =========  ======


     In 1998, Gross Margins, after cost of goods sold, was about 45%; whereas that margin has been stable between 85% to 86% of Gross Sales, for the first half of 1999. This improvement is largely due to the difference between limited operations, and the economy and efficiency of unlimited operations, beginning in April of 1999. It is also attributable to the marketing of different products from those currently offered by the Company. 1998 operations have been characterized as limited. They consisted of the sale of cigarette lighters and the marketing of a single non-infomercial television show. Our business in 1998 was not the same as our business beginning in 1999. Revenues have improved in every quarter of operations in 1999. We expect them to continue to improve in the next twelve months. Although certain expenses, such as production and media costs are related to revenue creation and would rise in some proportion to revenues, there are other expenses that are not expected to rise proportionally. General and administrative expenses would not rise proportionally as projects increase and revenues improve. We are able to generate increasing revenues without significant increase in employees, as production and fulfillment activities are generally out-sourced. The Company has new products to sell each period, in additions to others, so that the number of products increase from period to period. For the first quarter there were 5, for the second 8, the third 8, and the fourth 10 products for sale. We just recently initiated marketing of products on the QVC home shopping channel. On QVC we are beginning to sell some products in the traditional short-form live segments that are seen on television shopping networks. These new revenues are insubstantial as of the end of 1999, but are expected to become a significant component of total revenues as more products are sold and exposure increases on the shopping network.

     The significant increased sales in the second 1999 quarter reflects the launching of full operations in April, more completely reflected by the end of the second half of 1999. The significance of these figures is not only that revenues have increased exponentially, due to operations, but that the Company was achieving marginal profitability by the end of the third quarter, the three months ended June 30, 1999.

     Product sales are expected to increase in direct proportion to our ability to acquire media time to promote them. Promotional advertising drives sales in our business. It is for this reason that increasing revenues do not provide assurance that markets have been saturated with as much advertising as would be productive. For this reason, additional capital, whether or not necessary for fundamental survival, is desired and important for optimum growth.

     Cost of goods sold included the total cost of acquiring actual products acquired for resale and costs and expenses related to sales. Returns and allowances are deducted from sales.

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

     Research and Development is trending downward as a decreasing percentage of sales. Research and Development costs should remain constant as they represent costs associated with development of new infomercial promotional projects, rather than new technologies. It does not include royalties on rights acquired. It does not include the cost of acquiring products for resale. It does not include production and media costs or marketing. It involves searching for new products, obtaining rights to sell them, and possible refinement in the products, to achieve more economic manufacture and resale at attractive pricing. At any given time, there would normally be at least one or two products/projects under development. At the present time, however, there are seven infomercials in various stages of development. The number in development will decrease, while the number in media, producing revenues will increase. While the costs are expected to remain substantially constant, they would be expected to decrease as a percentage of sales.

     Research and Development is trending downward as a decreasing percentage of sales. Research and Development costs should remain constant as they represent costs associated with development of new infomercial promotional projects, rather than new technologies. It does not include royalties on rights acquired. It does not include the cost of acquiring products for resale. It does not include production and media costs or marketing. It involves searching for new products, obtaining rights to sell them, and possible refinement in the products, to achieve more economic manufacture and resale at attractive pricing. At any given time, there would normally be at least one or two products/projects under development. At the present time, however, there are seven infomercials in various stages of development. The number in development will decrease, while the number in media, producing revenues will increase. While the costs are expected to remain substantially constant, they would be expected to decrease as a percentage of sales.

     Production and Media Costs expenses were not a factor in 1998, due to the differing nature of products marketed. These expenses reflect an improvement in the ratio of these expenses to sales, even as total costs increase with expanding operations. Production and media costs, consisting of the cost of producing media productions and the costs of buying media slots, are estimated to settle in the range of 40% to 50% of sales, overall. This average allows for less successful or unsuccessful projects. Media expenses for successful projects will be between 35% and 46% of sales, proportionally.

     Marketing costs reflect an improvement in the ratio of these expenses to sales, even as total costs increase with expanding operations. Marketing, consisting of consumer relations and internet promotion is expected to decrease, as a percent of sales over time. Marketing includes participation in various trade shows, telemarketing expenses, other marketing expenses and prepaid advertising. It does not include media buys in direct infomercial advertising for immediate product fulfillment. Those items are production and media expenses which are a part of the Cost of Sales.

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

Quarter                                     1999       1998
------------------------------------------------------------
March 31      Operating Expenses         699,101    228,027
              Operating Income/(Loss)   (631,147)  (214,632)
June 30       Operating Expenses       1,907,567    228,027
              Operating Income/(Loss)   (625,170)  (214,632)
September 30  Operating Expenses       1,690,604    326,102
              Operating Income/(Loss)    409,004   (312,200)
              =======================  ==========  =========


     This comparison shows that total operating expenses are declining as a percentage of sales, even as total expenses are increasing with expanded operations. These tables also illustrate the significance of the third operating quarter of 1999, when operations turned decisively favorable. Total operating expenses as a percent of sales is expected to remain in the range of 75% to 80%, as sales increase. The largest single segment, and most material factor, is in the direct operating area of infomercial production and media costs. These operations are not only the major area of expense, but it is these activities which drive sales. It is generally reliable in this industry that higher media costs are required for increased sales.

     PROFITABILITY, as indicated previously, appeared in the third quarter of 1999. It is expected to continue to improve. The achievement of marginal profitability does not guaranty that the trend to increasing profitability will follow. However, it appears to management that operations are expanding in an orderly and promising manner, and that expenses are being managed appropriately. Profitability has improved with sales. As most other costs remain constant, or decrease, as percent of sales, total profitability, as such a percentage, will fluctuate inversely with the cost of goods sold. Product costs, as distinguished from infomercial production and media costs, must be kept under control to maintain real profitability. While higher media profile and quality of infomercial production tend to increase sales, increased cost of products sold would have a depressing effect upon profitability. On the one hand, Infomercial products need to be attractively priced. On the other, the cost of producing the products must be controlled and managed well.

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

     CONCLUSION. While this Company is presently able to manage its present phase of development, for an indefinite interim, it cannot regard its financial condition as optimal. Unless events in the future are favorable, both in terms of profit from operations now being undertaken, and also favorable in attracting investor interest, the Company may not be able to sustain a stable growth pattern for the Company. These remarks should be understood in context, discussed elsewhere, that increasing revenues are expected to provide substantially all of the requirements for continued operations at present levels and for some possible growth. This company must grow to reach its full potential. For this reason, stability at its present levels is not considered optimal for long-term growth.


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

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

     This Issuer has filed to Register its common stock under Section 12(g) of the Securities Exchange Act of 1934. While its Registration is effective for purposes of invoking its reporting requirements, its Form 10-SB has not cleared final comments by the Staff of the Securities and Exchange Commission, and is not yet in its final form. Persons accessing this Company's Form 10-SB filings, on EDGAR or otherwise, should exercise caution and be aware that certain changes in the final form may occur.


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


Dated:  March  31,  2000
                         RELIANT INTERACTIVE MEDIA CORP.

                          formerly Reliant Corporation

                         by

             /s/                          /s/
Kevin Harrington                   Tim Harrington
chairman and ceo/director          president and coo/director

            /s/                            /s/
Mel Arthur                         Karl E. Rodriguez
executive vice president/director  secretary/director
---------------------------------  --------------------------

--------------------------------------------------------------------------------
                                 EXHIBIT F3Q-A3

                         UN-AUDITED FINANCIAL STATEMENTS

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER  30,  1999  AND  DECEMBER  31,  1998

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                      September  30,               December  31,
                                           1999                         1998
--------------------------------------------------------------------------------
                                       (Unaudited)
CURRENT  ASSETS
     Cash                             $     189,025          $     122,257
Accounts  receivable,  net                  797,686                      0
     Inventory                              104,459                 27,342
Prepaids                                    100,000                      0
Employee  advances                            9,610                      0
     Total  Current  Assets               1,200,780                149,599
PROPERTY  AND  EQUIPMENT
     Machinery  and  equipment               25,925                 25,925
Office  furniture  and  equipment            45,292                 45,292
     Total  Property  and  Equipment          71,217                71,217
      Less  accumulated  depreciation       (18,286)              (10,258)
     Net  Property  and  Equipment           52,931                 60,959
OTHER  ASSETS
     Deposits                                     0                 12,773
Other  assets                                20,000                      0
Prepaid  advertising                      1,537,387                 85,302
Patent  and  trademark  costs                26,668                 26,668
     Total  Other  Assets                 1,584,055                124,743
     TOTAL  ASSETS                  $     2,837,766          $     335,301
================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                       LIABILITIES AND STOCKHOLDERS EQUITY

                                      September  30,               December  31,
                                          1999                          1998
--------------------------------------------------------------------------------
     (Unaudited)
CURRENT  LIABILITIES
     Accounts  payable                  $     1,019,575             $     73,192
Accrued  expenses                                43,516                    5,418
Payable  -  related  parties                     96,952                        0
Notes  payable  -  related  parties,
  current  portion                              500,000                        0
Notes  payable,  current  portion                40,000                   40,000
     Total  Current  Liabilities              1,700,043                  118,610
LONG-TERM  DEBT
     Notes  payable  -  related  parties         87,500                   87,500
     Total  Long-Term  Debt                      87,500                   87,500
     TOTAL  LIABILITIES                       1,787,543                  206,110
COMMITMENTS  AND  CONTINGENCIES
STOCKHOLDERS  EQUITY
Common  stock:  50,000,000  shares
authorized  of  $0.001
 par  value,  6,135,440  and  3,373,570
shares  issued and  outstanding,
respectively                                      6,135                    3,374
     Additional  paid-in  capital             3,157,724                1,359,985
Accumulated  deficit                         (2,113,636)             (1,234,168)
     Total  Stockholders  Equity              1,050,223                  129,191
     TOTAL  LIABILITIES  AND
     STOCKHOLDERS  EQUITY               $     2,837,766                 $335,301
================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                         For  the                   For  the
                                   Three  Months Ended         Nine MonthsEnded
                                      September  30,             September  30,
                                     1999         1998         1999         1998
--------------------------------------------------------------------------------
NET  SALES                      $5,918,342     $31,125   $9,155,832      $91,243
COST  OF  SALES                  3,818,734      17,223    5,705,879       50,551
GROSS  PROFIT                    2,099,608      13,902    3,449,953       40,692
OPERATING  EXPENSES
     Depreciation                    2,676       1,657        8,028        4,971
Bad  debt  expense                     948           0       18,358            0
General  and  administrative     1,075,795     176,696    3,324,593      508,088
Research  and  development          10,465       9,621       40,620       30,345
Marketing                          585,515     127,211      860,510      203,721
Rent                                15,205      10,917       45,157       35,031
Total  Operating  Expenses       1,690,604     326,102    4,297,266      782,156
OPERATING  INCOME  (LOSS)          409,004    (312,200)    (847,313)   (741,464)
OTHER  INCOME  (EXPENSES)
     Interest  expense             (12,450)    (3,159)      (32,511)     (7,675)
Interest  income                       261        102           356          102
Total  Other Income (Expenses)     (12,189)    (3,057)      (32,155)     (7,573)
INCOME  (LOSS)  BEFORE  INCOME
 TAXES                             396,815   (315,257)     (879,468)   (749,037)
INCOME  TAXES                            0          0             0            0
NET  INCOME  (LOSS)               $396,815  $(315,257)    $(879,468)  $(749,037)
BASIC  INCOME  (LOSS)  PER SHARE     $0.07     $(0.11)       $(0.17)     $(0.30)
WEIGHTED  AVERAGE  SHARES
OUTSTANDING                      6,081,092  2,817,235     5,162,783    2,520,451

 The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders  Equity

                                                        Additional
                              Common Stock                Paid-in    Accumulated
                           Shares         Amount         Capital         Deficit
--------------------------------------------------------------------------------
Balance,  December  31,
1997                      2,369,600       $2,370        $377,719       $(99,255)

Capital  contributions,
1998                              0            0         340,020               0

Common  stock  issued  in
recapitalization of  Reliant
Corporation                 570,400          570            (570)              0

Common  stock  issued  for
cash  at  an average  price
of  $1.56  per  share       329,770          330         513,170               0

Common  stock  issued  for
Services valued  at  $1.25
per  share                  103,800          104         129,646               0

Net  loss  for  the  year  ended
 December  31,  1998              0            0               0     (1,134,913)

Balance,  December  31,
1998                      3,373,570        3,374       1,359,985     (1,234,168)

Common  stock  issued  for  cash  at  an
 average  price  of  $0.86  per  share
 (unaudited)              1,098,000        1,098         938,902               0

Common  stock  issued  for  services
 valued  at  $1.15  per  share
(unaudited)                  43,700           43          50,457               0

Fractional  shares  issued  in  the  reverse
 stock  split  (unaudited)      170            0               0               0

Common  stock  issued  for  services
 valued  at  $0.50  per  share
(unaudited)                 100,000          100          49,900               0

Common  stock  issued  for  investment
 in  Tony  Little  Website  at  $0.50  per
 share  (unaudited)          20,000           20          9,980                0

Common  stock  issued  for  acquisition
 of  TPH  Marketing,  Inc.  valued  at
 $0.50  per  share
(unaudited)               1,500,000       1,500         748,500                0

Net  loss  for  the  nine  months  ended
  September  30,  1999
(unaudited)                       0           0               0        (879,468)

Balance,  September  30,  1999
 (unaudited)              6,135,440      $6,135      $3,157,724     $(2,113,636)
================================================================================

 The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                         For  the                   For  the
                                   Three  Months Ended         Nine Months Ended
                                      September  30,             September  30,
                                     1999         1998         1999         1998
--------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING
 ACTIVITIES
Net  income  (loss)              $396,815    $(315,257)   $(879,468)  $(749,037)
Adjustments  to  reconcile  net  income  (loss)
 to  net  cash  used  in  operating  activities:
Depreciation                        2,676       1,657         8,028        4,971
Amortization  of  prepaid
advertising                        99,952           0       145,626            0
Bad  debt                             948           0        18,358            0
Common  stock  issued  for
services                           50,000           0       850,500            0
Changes  in  assets  and  liabilities:
Accounts receivable               249,041           0      (816,044)           0
Prepaids  and advances           (108,560)          0      (109,610)           0
Inventory                         (30,146)          0       (77,117)           0
Deposits                                0       2,909        12,773       12,773
Prepaid  expenses              (1,185,327)          0    (1,597,711)           0
Other  assets                     (10,000)          0       (10,000)           0
Cash overdraft                    (91,647)          0             0            0
Accounts  payable                 457,600      18,520       946,383       55,100
Accrued  expenses                    (381)          0        38,098            0
Net  Cash  Used  in  Operating
Activities                       (169,029)   (292,171)   (1,470,184)   (676,193)
CASH  FLOWS  FROM  INVESTING
 ACTIVITIES
Patent  and  trademark  costs          0            0             0     (26,668)
Net  Cash  Used  in  Investing
Activities                             0            0             0     (26,668)
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
Proceeds (payments) from notes
payable                          358,054            0       596,952            0
Proceeds  from  issuance  of  common
stock                                  0       95,000       940,000      195,000
Proceeds  from  additional  capital
contribution                           0       89,140             0      340,020
Net  Cash  Provided  by  Financing
 Activities                     $358,054     $184,140    $1,536,952     $535,020
================================================================================
 The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                          For  the                  For  the
                                    Three  Months Ended        Nine Months Ended
                                       September  30,            September  30,
                                     1999         1998         1999         1998
--------------------------------------------------------------------------------
NET  INCREASE  (DECREASE)  IN
 CASH AND CASH EQUIVALENTS        $189,025   $(108,031)     $66,768   $(167,841)
CASH  AND  CASH  EQUIVALENTS,
 BEGINNING  OF  PERIOD                   0     150,195      122,257      210,005
CASH  AND  CASH  EQUIVALENTS,
 END  OF  PERIOD                  $189,025     $42,164     $189,025      $42,164
Cash  Payments  For:
Income taxes                      $      0     $     0     $      0      $     0
Interest                           $12,450     $     0     $ 32,511      $     0
Non-Cash  Financing  Activities:
Common stock issued for
services                           $50,000     $     0     $850,500      $     0
Common stock issued for other
assets                             $10,000     $     0     $ 10,000      $     0
================================================================================
 The accompanying notes are an integral part of these consolidated financial statements.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s December 31, 1998 audited consolidated financial statements. The results of operations for periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998


NOTE  3  -     COMMON  STOCK  TRANSACTIONS  (Continued)

On May 3, 1999, the Company acquired TPH Marketing, Inc. (TPH). TPH s two (2) shareholders are the Company s CEO and his brother, making this a related party transaction. The Company acquired 100% of TPH and TPH became a wholly-owned subsidiary. The Company issued 1,500,000 post-split shares of its common stock in the acquisition. The shares were valued at $750,000 or $0.50 per share, the market price of the stock at the time of the acquisition. TPH had no financial statements or assets and liabilities at the time of acquisition. The essence of the arrangement was to provide Kevin Harrington and Tim Harrington additional compensation in the form of common stock through the purchase of TPH. As a result, the shares are being shown as issued for compensation expense with a charge to operating expenses in the amount of $750,000.

NOTE  4  -     OUTSTANDING  STOCK  OPTIONS

The Company applies Accounting Principles Board ( APB ) Option 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, Accounting for Stock-Based Compensation ( SFAS No. 123 ), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 32 percent for all years; risk-free interest rates of 8.0 percent and expected lives of 4.75 years.

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) would have been changed by the pro forma amounts indicated below:

                                         For  the                   For  the
                                   Three  Months Ended         Nine Months Ended
                                      September  30,             September  30,
                                     1999         1998         1999         1998
--------------------------------------------------------------------------------
Net  income  (loss):
As reported                      $396,815   $(315,257)   $(879,468)   $(749,037)
  Pro  forma                      244,775    (315,257)  (1,031,508)    (749,037)
Net  income  (loss)  per  share:
As  reported                        $0.07      $(0.11)      $(0.17)      $(0.30)
  Pro  forma                         0.04       (0.11)       (0.20)       (0.30)
During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998


NOTE  4  -     OUTSTANDING  STOCK  OPTIONS  (Continued)

A summary of the status of the company s stock option plans as of September 30, 1999 and December 31, 1998 and changes during the years ending on those dates is presented below:
                                   September 30,                  December 31,
                                       1999                          1998
                                     Weighted                      Weighted
                                      Average                      Average
                                     Exercise                     Exercise
                               Shares         Price         Shares         Price
--------------------------------------------------------------------------------
Outstanding, beginning
of  period                      0            $     0          0          $     0
     Granted              420,000               5.00          0                0
Canceled                        0                  0          0                0
Exercised                       0                  0          0                0
Outstanding,  end  of
period                    420,000              $5.00          0          $     0
Exercisable,  end
of  period                      0           $      0          0          $     0
     Weighted  average  fair  value  of
 options  and  warrants  granted
 during  the  year                          $   2.12                     $     0

                                      Outstanding             Exercisable
                                       Weighted
                                        Average    Weighted             Weighted
                         Number      Remaining     Average    Number     Average
                      Outstanding   Contractual   Exercise  Exercisable Exercise
                      at 9/30/99        Life        Price  at  9/30/99    Price
$ 2.50                  105,000         4.75        $2.50        0       $     0
  4.00                  105,000         4.75         4.00        0             0
  6.00                  105,000         4.75         6.00        0             0
  7.50                  105,000         4.75         7.50        0             0
$ 2.50-7.50             420,000         4.75        $5.00        0       $     0

The options were granted as compensation and additional bonuses to certain officers of the Company. These options were issued with an exercise price above the market value of the stock at the date of issuance.

Additional stock options are available to Kevin Harrington, Tim Harrington and Mel Arthur based on the stock trading performance of the Company s common stock. If the Company s shares are trading at a price of $15.00 per share, 256,500 options will be granted at an exercise price of $7.50 per share. If the Company s shares are trading at a price of $20.00 per share, 256,500 options will be granted at an exercise price of $7.50 per share. If the Company s shares are trading at a price of $25.00 per share, 327,000 options will be granted at an exercise price of $7.50 per share. As of September 30, 1999, the Company s common stock has not reached any of the performance measurements mentioned above.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998

NOTE  5  -     FINANCIAL  INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.