Form 10KSB
period 1999-12-31
RELIANT INTERACTIVE MEDIA CORP
filed 2000-04-14
CIK 1074082

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934)


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

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

 []  (Indicate  by  check  mark  whether  if  disclosure  of  delinquent  filers
('229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/99

     the aggregate number of shares held by non-affiliates was approximately 5,948,170 shares.

     the number of shares outstanding of the Registrant's Common Stock was 6,310,271
     Exhibit  Index  is  found  on  page  38

                                     PART I

                                  INTRODUCTION

     This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. Such statements relate to, among other things, (i) competition for customers for its products and services; (ii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iii) the limited market life of the Company's products; and (iv) other statements about the Company or the direct response industry.

     The Company's ability to predict results or the effects of any pending events on the Company's operating results is inherently subject to various risks and uncertainties, including competition for products, customers and media access; the risks of doing business abroad; the uncertainty of developing or obtaining rights to new products that will be accepted by the market; the limited market life of the Company's products; and the effects of government regulations. See Management's Discussion and Analysis or Plan of Operation.

     Our 1934 Securities and Exchange Act Registration, on Form 10-SB-A4, is our initial public financial report filing with the Securities and Exchange Commission.


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) HISTORICAL INFORMATION. This Corporation Reliant Interactive Media Corp. (of Nevada) ("the Registrant")(also "We" "Us" and "Our") was first incorporated in Utah on July 30, 1984, as Reliant Corporation for the purpose of creating a vehicle to obtain capital and seek out, investigate and acquire interests in products and businesses with the potential for profit. On or about July 15, 1998 we acquired our present name, Reliant Interactive Media Corp. On or about March 18, 1999, we moved our place of incorporation from Utah to Nevada without other changes in its corporate organization.

     Our common stock has experienced two reverse-splits, each time, five shares becoming one share. The numbers we will use are those which give effect to both. See Item 4, of Part II, Recent Sales of Unregistered Securities for more information.

                                   BEFORE 1998

     In July of 1984, we issued 400,000 shares to the then officers and directors for cash, at $0.005 per share. In July of 1895, we became a public company by completing an offering of 2,000,000 shares of common stock, at $0.01, for $20,000.00, net of offering costs of $5,975, pursuant to Rule 504 of Regulation D. Our original operating business is somewhat different from its present business. In June of 1991 we purchased a one-half interest in certain physical fitness video tapes and a related production contract in exchange for 9,600,000 share of common stock. The video tape venture proved unsuccessful and was terminated in 1993. Then, we sought other potential profitable programs, in the same general industrial area, namely audio-visual marketing, and/or marketing of audio-visual products.

     We ceased business operations and had no significant revenues from business operations for the period beginning in early 1993 through December of 1998. We had some slight revenues in 1998, as a carry-over from business operations unrelated to our current business and products.

     In an effort to provide working capital, we engaged in certain limited offerings and/or private placements of its common stock, selling 300,000 shares at $0.10, and selling 1,960,000 for $196,000.00, in 1995. The result of these transactions was a total issued and outstanding 14,260,000, before giving effect to two successive reverse-splits. Giving effect to those two reverses, that amount is now recapitalized at 570,400, and is so identified in our financial statements.

                                      1998

     During the second quarter of 1998, we issued 11,848,000 shares (giving effect to the first 5 to 1 reverse) for the acquisition of both Kevin Harrington Enterprises, Inc., a Florida corporation ("Harrington Enterprises"), and Cigar Television Network ("Cigar TV"), a Florida corporation, both becoming wholly-owned subsidiaries, and changed our corporate name to Reliant Interactive Media Corp. These two acquisitions were related-party transactions, by which the Kevin Harrington and Tim Harrington, brothers, acquired control of his Registrant Corporation. For more information see Item 7 of this Part I, Certain Relationships and Related Transactions.

     These two acquisitions were as wholly-owned subsidiaries, and not by merger, such that all three corporations are surviving legal entities. The two Harrington companies acquired as (2) and (3) above were under common control when acquired. Giving effect to the second 5 to 1 reverse split, the 11,848,000 became 2,369,600.

     We also placed 570,400 shares for cash, at $1.56, and we issued 103,800 for services valued at $1.25 per share, in 1998.

                                      1999

     On or about February 23, 1999, we placed an additional 1,000,000 new investment shares of common stock to six highly sophisticated investors, for $330,000.00. These investors received certain special royalty rights in addition to their stock. These special royalty rights are described in Item 2 of this Part, Management's Discussion and Analysis.

     On March 23, 1999, certain actions were taken by a Majority of Shareholders, which action was ratified by all shareholders at a meeting called and held May 5, 1999:

     1) Approved and empowered the Board of Directors to effect the second reverse split of the issuer's common stock, every five shares to become one share;

     2) Approved an Agreement and Plan of Reorganization whereby the Company would acquire TPH Marketing, Inc., in a tax-free exchange, for the issuance of 1,500,000 [post-reverse] shares of the Company's common stock. The Shares have been issued to the two shareholders of TPH Marketing, Inc., Tim Harrington having received 800,000 shares, and Kevin Harrington having received 700,000 shares.

     3) Approved a Qualified Shareholder Option Plan for 24 months for 500,000 [post-reverse] shares at $2.50 to $7.50 per share, based on a formula and terms to be determined by the Board of Directors, for key employees, consultants and other key people;

     4) Approved the Issuance [post-reverse] to each of the following, based upon 100,000 shares for each $10,000,000.00 in gross revenues, received by the Company and determined in accordance with Regulation SX accounting standards; no more than 1/6 of the shares shall be vested in any 6 month period: up to 1,000,000 shares for Mel Arthur; up to 3,000,000 shares to Kevin Harrington; and up to 2,000,000 shares for Tim Harrington;

     5) Approved issuance of the following stock [post-reverse] for services in connection with financing obtained for the company within the next 24 months, for each of the following: Intrepid International S.A. and N&R Ltd. Group, Inc. as follows: 100,000 shares per $1,000,000.00 for up to $10,000,000.00 raised;
50,000  shares  per  $1,000,000.00 for the next $20,000.00 raised; 20,000 shares per $1,000,000.00 for over $30,000,000.00 raised. The number of "dollars raised" shall be the gross dollars received before payment of commissions, fees and other expenses directly connected to raising these funds.

     6) Approved the sale of corporate debentures for a total issuance of not less than $6,000,000 in denominations of $1,000 and bearing interest at the market rate, of 8% or less, due in 5 years from issuance. Debentures shall be convertible to shares of common stock of the company at a conversion rate of $7.50 per share.

     7) Confirmed, Elected and/or re-elected four directors, Kevin Harrington, Tim Harrington, Mel Arthur, and Karl Rodriguez, to serve until the next meeting of shareholders.

     In 1999, we placed 1,098,000 shares of common stock for cash at an average price of $0.86 per share; 43,700 shares for services, valued at $1.15 per share; 100,000 shares for services valued at $0.50 per share; 20,000 shares for investment in Tony Little Web site at $0.50; and 1,500,000 shares for acquisition of TPH Marketing Inc., valued at $0.50 per share. We issued 1 share as a technical adjustment for fractional shares, in connection with our most recent reverse split.

     About March 23, 1999, we acquired TPH Marketing, Inc., in a tax-free exchange, for the issuance of 1,500,000 [post-reverse] shares of the Company's common stock. The Shares have been issued to the two shareholders of TPH Marketing, Inc., Tim Harrington having received 800,000 shares, and Kevin Harrington having received 700,000 shares. The shares were valued at the most recent cash price of the stock which was $0.50 per share. There were no operations by TPH Marketing Inc., prior to the acquisition, the Company was mainly purchasing the services of the President and that is why the excess of the purchase price over the net book value of the TPH is being charged to operation expense, as compensation to those Officers. The business acquired in 1999, TPH Marketing, Inc., does not qualify as a "significant subsidiary" because it had no revenues or assets prior to acquisition. Shares issued for acquisition were issued pursuant to Rule 145, and Section 4(2) of the Securities Act of 1933.

     On or about April 1, 1999, the Issuer compensated Lifestyle Marketing with 40,000 shares of common stock, pursuant to Section 4(2) of the 1933 Act, for the acquisition of production services valued at $1.00 per share. On or about April 1, 1999, and before the effective changes to Rule 504, three highly sophisticated investors purchased 600,000 additional shares of common stock, for cash totalling $300,000. On or about April 28, 1999, 4,000 new investment shares of common stock were issued to Coffin Communications for public relations and investor services valued at $1.00 per share. On or about April 28, 1999, 1,000 new investment shares of common stock were issued to Buzz Nofal for Y2K infomercial services valued at $1.00 per share. On or about April 28, 1999, 500 new investment shares of common stock were issued for miscellaneous Y2K infomercial services valued at $1.00 per share. On December 9, we issued 25,000 restricted common shares to Bruce Dworsky, as additional compensation, and 100,000 restricted common shares, valued at $0.50 per share, to Member Services of America as consideration for customer referrals. On December 14, 1999, we issued 50,000 restricted common shares to Eddie Mishan for services rendered relating to the steam iron project.

     All  of  the  foregoing  "New  Investment  Shares"  were issued pursuant to
Section  4(2)  as  restricted  securities.

 (B) THE BUSINESS OF REGISTRANT AND ITS SUBSIDIARIES. We engage in the business of Electronic & Multi Media Retailing (print, radio, television and the internet). Reliant Interactive Media Corp. is engaged in direct response transactional television programming (known as "infomercials"), to market consumer products. Reliant, with its focus on global markets and products of global marketability, expects to bring its products into more than 370 million households in 70 countries worldwide, primarily through television and the Internet.

                                   BACKGROUND

     The infomercial industry was first developed in the United States after the FCC rescinded its limitations on advertising minutes per hour in 1984, thereby permitting 30-minute blocks of television advertising. In fact, Kevin Harrington, the Issuer's CEO produced his first infomercial in 1985, and then founded Quantum Marketing International, one of the pioneers in the international infomercial industry's development, commencing operations in 1988. The deregulation of the cable television industry and the resulting proliferation of cable channels increased the available media time and led to the growth of the United States infomercial industry. Producers of infomercials combined direct response marketing and retailing principles within a television talk show-type format and purchased media time from cable channels to air their infomercials. After an initial growth period, the industry consolidated through the end of the 1980's. At the same time, increased attention from the FTC and the federal and state consumer protection agencies led to greater regulation of the industry and to the development of the National Infomercial Marketing Association as a self-regulatory organization. By the early 1990's, infomercials and home shopping cable channels had become a more accepted forum for obtaining information about products and services and making purchases from home. As the infomercial industry has matured, the variety of products marketed through infomercials has steadily increased. Today, offerings as diverse as car care products and computers are marketed through infomercials.

                                INDUSTRY OVERVIEW

     The development of the international infomercial industry began in Western Europe following the initial industry development in the United States. Quantum Marketing International, which had been founded by Reliant's chairman, Kevin Harrington, was acquired by National Media in 1991. Following that acquisition, Kevin Harrington, who had owned 100% of Quantum International Marketing International, retained an insignificant amount of stock in the acquired entity. No affiliate of this Issuer has or maintained any relationship with Quantum Marketing International.

     The industry expanded throughout Europe and then into non-European markets through the early 1990's and continues to expand into other worldwide markets today. Whereas domestically, distribution of products through infomercials is viewed as an alternative to retail, mail order and other means of distribution, in many international markets distribution through traditional channels is not readily accessible to many consumers. As a result of these factors, the Company believes that it has an opportunity to be one of the primary distributors of innovative consumer products in the international marketplace.

     Prior to 1984, the maximum allowable minutes of television per hour was limited (16 minutes of commercial messages per hour) by the Federal Communications Commission ("FCC"), making the television infomercial an impossibility. In 1984, the FCC rescinded its limitations, permitting the sale of blocks of advertising and the television infomercial was born. Currently, the electronic retailing industry, which includes infomercials and short-form commercials, television shopping channels and multimedia marketing, has estimated annual sales of $8.6 billion. Management estimates that approximately thirteen million adults in the United States (about 6% of the adult population) bought at least at one item from a TV offer in 1997 versus in 1995, when approximately nine million bought merchandise. Many electronic retailers are now approaching cyberspace and the world of e-commerce as their next frontier. A U.S. Commerce Department study shows that 100 million consumers are now online. Internet traffic is doubling every 100 days. The "digital economy" is growing twice as fast the economy overall. 10 million Internet users made online purchases by the end of 1997, up from 4.7 million six months earlier.

                                COMPANY STRATEGY

     Reliant's goal is to be recognized as a worldwide leader in direct marketing. Through direct response transactional television programming and integrated consumer marketing techniques, the Company is pursuing a business strategy focusing on: (i) increasing the utilization of its global relationship,
(ii) developing and marketing innovative consumer products to develop its library of infomercial programs and (iii) engineering an efficient business model for the conduct of its worldwide direct response business. The Company is revving up its efforts to create a position as a worldwide leader in infomercial programming. Through its global contracts, and media access, the Company will have the ability to deliver infomercial programming and products to over 370 million households worldwide. The Company intends to continue to explore new ways to effectively utilize and leverage this worldwide distribution, reach and capability. In addition, the Company intends to aggressively utilize its assets such as its customer lists in order to realize the true value thereof.

                    DEVELOP AND MARKET INNOVATIVE PRODUCTS TO
                    DEVELOP A LIBRARY OF INFOMERCIAL PROGRAMS

     The Company continually seeks out innovative consumer products which it can market and distribute profitably. The Company has an in-house product development/marketing capability responsible for researching, developing and analyzing products and product ideas. The Company augments its product development activities through relationships with third party product developers, from time to time, whose products may appear to management to present profitable infomercial marketing potential. The Company may develop or acquire product lines, or may engage in marketing agreements for marketing of product lines owned by others. As a practical matter, the difference between acquired product lines, and marketing arrangements for products which may be owned by third persons is deemed to be technical, but otherwise not substantially different; in as much as, acquired products or acquired marketing rights are acquired, with royalty and other arrangements which may amount to the same essential financial impact upon costs, revenues and profitability See the unnumbered subtitle below "Current Products".

     We have 30 infomercial programs in our library. There are an additional 7 programs in various stages of development.

      While the Company incurs certain initial and ongoing costs in connection with adapting a product and infomercial for specific markets, the primary expenses are incurred when the product/infomercial is first developed for its initial target market. Thus, as the Company decides to introduce a product into additional markets, it can do so quickly, efficiently and relatively inexpensively. The Company believes that by further expanding its coverage into other parts of the world it will be able to further leverage its library of infomercial programs and associated products by extending the time period during which each product generates revenues and, therefore, the total worldwide revenues for a particular product. Management reports that the normal range of costs for a marketing program is $50,000.00 to $250,000.00, with the exceptional project rarely extending to as much as $500,000.00.


          ENGINEERING THE MOST EFFICIENT BUSINESS MODEL FOR THE COMPANY

     The Company continues to explore methods to better control each step in the development and life cycle of a product/infomercial and develop its expertise in, and refine its systems with regards to, product sourcing, in-bound telemarketing, production, order fulfillment and customer service. Reliant believes that its current competitive advantages of fully-integrated program production, sourcing, as well as the development of new marketing partners, provide it with a strong base from which it can lower its costs and engineer a business model which is the most efficient for a worldwide direct response business.

     The Company will utilize its executive managements' proven expertise in the direct response transactional television (DRTV) arena, known as infomercials, to market consumer products. By combining television's proven ability to drive product sales with the global informational and access capabilities of the Internet, the Company is a true multi-media marketing company. Print, radio and direct mail are the other key components of the Company's strategy. The mix of expenses and revenues for television to other media is heavily weighted to television, about 95%. Other media expenses are expected to exceed 5% of project advertising rarely, if ever.

     In 1998, this Issuer was a "Development Stage Company", as described in the Company's financial statements for the years so ended. During the three months ended June 30, 1999, revenues exceeded expenses; such that this formerly "Development Stage Company" is now considered by management to be an "Operating Company." The term "Development Stage Company" is a cautionary term used to refer to a company whose principal business activity is organization and capital formation in order to pursue or launch its business plan. While issues of capital augmentation may arise in the course of the affairs of an "Operating Company", by such term, the Issuer means that it has launched its business plan, and is now generating revenues which reasonably appear to be increasing. It is therefore expected that increasing revenues will fund continuing operations in substantial part, supplemented by normal commercial borrowing, such that capital formation or augmentation would be secondary considerations in relation to Issuer's ability to sustain itself as a going concern.

     The Company is a Corporate Member of the Association of Internet Professionals ("AIP"). AIP's web site can be found at www.association.org. The AIP is the premier professional association for internet professionals worldwide. AIP, founded in 1994, is the largest and fastest growing professional association in the industry. The Company is also a member of the Electronics Retailing Association, the trade association for the infomercial industry.

  The Company's initial focus will be to market consumer products through the infomercial vehicle. Reliant has chosen products that offer sales continuity, and Reliant endeavors to own the full product rights, the name, manufacturing and the product itself. The Company has full product rights for in excess of 50% of the products to which it has rights. The specific products and rights are disclosed in more detail in the following discussion. In product sales, television creates interest: a broader, multi-media approach ensures maximum profits. The Company plans to use its infomercial programming to develop a worldwide presence in e-commerce markets.

     Reliant will use segments of its TV infomercial programs to drive consumers to its web sites, www.lifestylesmall.com, www.cigarnow.com, www.rimc.com. Web site activities are presently operational. We are now displaying our web site address in all new infomercials produced, in an effort to attract users to the www.rimc.com site. There users will be able to order products via the Internet, and would also be exposed to our other products being offered. This concept is in its early implementation stage. We are just beginning to employ it, and for that reason, we have no results or statistical information to report or disclose other than the following.

 Revenues from web site activities were insignificant in 1999, and for that reason no statistical information was formulated for the limited period that web sites have been operational, other than provided in the following table. For year the 2000, we will have more detailed statistical information concerning web site sales of products as well as the information presented as follows:

             The Remainder of this Page is Intentionally left Blank

                     lifestylemall.com  cigar.com  rimc.com
------------------------------------------------------------
Users/6 months                  19,545      8,875    133,348
Average Users Daily                107         48        732
Hits/6 months                  187,086    120,005  1,404,238
Average Hits Daily               1,031        659      7,715
===================  =================  =========  =========


     The Cigar Television Network is a wholly-owned subsidiary of Reliant. This subsidiary has transferred its two primary business activities to us to operate. We are now responsible for the marketing and sales of a line of cigar lighters and the CigarNow.com web site. We are now selling a line of Cobee lighters/cigar cutters, including dual-flame and triple-flame lighters. CigarNow.com was our first web-based e-commerce venture and features over 550 premium cigars, plus accessories and upscale lifestyle products. CigarNow.com will also serve as the electronic cigar vendor on several high-profile, high-traffic partner sites.

     Reliant entered into a Web Site Purchase Agreement on May 26, 1999 to purchase from Tony Little the Tony Little Web Site. Tony Little is one of the most recognized fitness personalities on television and is often referred to as "America's Fitness Guru." This web site currently offers a variety of health-related products promoted by Tony Little. The Company is responsible for the operating expenses of the web site and will receive one-half of the net revenues. The consideration for the purchase was $10,000 and 100,000 shares of the Company's common stock to be issued subject to the exemption provided by section  4(2)  of  the  Securities  Act  of  1933.

                               PRODUCT DEVELOPMENT

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

     The Company is devoting attention to the development and products specifically targeted at markets outside of North America. The Company will review its infomercial inventory on an ongoing basis to select those products which it believes will be successful in Europe and/or Asia and/or its other international markets. When a product which was initially sold domestically is selected for international distribution, the infomercial is dubbed and product literature is created in the appropriate foreign languages. In addition, a review of the product's and the infomercial's compliance with the local laws is completed. The Company's licensed distributor then begins airing the infomercial internationally. The Company also airs shows and distributes products of other independent domestic infomercial companies. 2% of expenses are targeted for foreign markets. Presently revenues from foreign markets are 1% of total revenues. It should be anticipated, in the opinion of management, that in the future, 5% of expenses for foreign markets will ripen into 10% of revenues. The reasoning upon which this expectation is based is that once the United States marketing has been put in place, the only significant additional expense, for foreign distribution would be dubbing into the appropriate foreign language.

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

                   INFOMERCIAL DEVELOPMENT AND TEST MARKETING

     Once the Company decides to bring a product to market, it arranges for the production of a 30-minute infomercial that will provide in-depth demonstrations and explanations of the product. The Company attempts to present a product in an entertaining and informative manner utilizing a variety of program formats. The Company's infomercials are currently produced in-house by contracting with established independent experienced producers who work under Reliant's direction. The cost of producing an infomercial generally ranges from $25,000 to $350,000. In addition, producers, hosts and spokespersons generally receive fees based upon sales of the products.

     Following completion of the production of an infomercial, the program is then tested in the United States in specific time slots on both national cable networks and targeted broadcast stations. If a show achieves acceptable results in the market tests, it is generally aired on a rapidly increasing schedule on cable networks and broadcast channels. During this initial phase, the Company may modify the creative presentation of the infomercial and/or the retail pricing, depending upon viewer response. After the initial marketing phase, the Company may adjust the frequency of a program's airing to achieve a schedule of programs that it believes maximizes the profitability of all of the Company's products being marketed through infomercial programming at a given time.

                                  MEDIA ACCESS

     An important part of the Company's ability to successfully market products is its access to media time. The Company's infomercial programming will be available through licensed distributors to more than 370 million households in 70 countries worldwide, including Argentina, Australia, Austria, Belarus, the Benelux countries, Brazil, China, Denmark, Ecuador, most Eastern European countries, Finland, France, Germany, Greece, Ireland, Italy, Japan, Mexico, most Middle Eastern countries, New Zealand, Norway, Peru, Portugal, Russia, Spain, most South American countries, Sweden, Switzerland, Taiwan, Turkey, Ukraine and the United Kingdom.

     Internationally, the Company's infomercials are aired on one or more of three technologies by its licensed distributors: (i) satellite transmission direct to home with satellite reception dishes; (ii) cable operators who retransmit satellite broadcasts to cable-ready homes and (iii) terrestrial broadcast television.

      Domestically, the Company purchases most of its cable television time directly from cable networks and their respective media representatives. In addition to domestic air time purchased on cable networks, the Company also purchases broadcast television time from network affiliates and independent stations. Broadcast television time segments are purchased primarily in 30-minute spots. The Company believes that there is currently more than an adequate supply of broadcast television time available from these sources in the United States to satisfy the Company's needs. The Company is dependent on having access to media time to televise its infomercials on cable networks, satellite networks, network affiliates and local stations.

                           SOURCING AND MANUFACTURING

     The Company intends to develop sources in the United States and several countries in Europe and Asia to manufacture products sold through its infomercials if it deems it to be economically advantageous. There are no commitments or established relationships in place at this time.

     In general, before the Company takes any sizable inventory position in a product, the Company test markets the product. The Company would then purchase additional inventory for roll-out of the product. The skill of management is extremely important in the area of building inventory to anticipate sales. This is more important in direct response marketing than in elsewhere, for the reason that delivery time is critical to customer acceptance, and further by virtue of the dependance on credit card payment, for charges cannot attach until the product is shipped out of the fulfillment house. The process begins with a Asmall test@. The amount of initial inventory will vary based upon the management's best projections of the quality and appeal of the product, the sales price of the product, and the delivery time projected for the product. A normal small test will involve the investment of about $30,000.00 dollars in initial inventory. Although there can never be any guaranty of resulting demand, management's experience is that about half, and sometimes more, of the initial inventory will be sold, even if the program is not deemed successful. Skillful management should not allow the accumulation of excessive inventory. Management's general policy is to build inventory of a successful product against one month's anticipated sales, on the basis of continuing evaluation of current sales and known trends, by which every successful marketing program and product have a cycle of increasing demand, eventually peak, and ultimately decline to marginal significance. A typical product/marketing cycle, in any given market may range from three months to six months, but every program and product is unique, and its marketing cycle may exceed or fail to match normative expectations.

                             IN-BOUND TELEMARKETING

     The Company strives to create a problem-free fulfillment process for its customers. This process consists of in-bound telemarketing, order fulfillment and customer service. The first step in this process is the order-taking function known as in-bound telemarketing. Customers may order products marketed through infomercials during or after the infomercial by calling a telephone number (toll-free in the United States), which is shown periodically on the television screen during the broadcast.

     The Company anticipates normal subcontracting of its telemarketing function to one of various third parties that provide this service for a fee-based principally on the number of telephone calls answered. In all instances domestically, in-bound telemarketers electronically transmit orders to the Company's order fulfillment contractors where the product is packaged and shipped. In certain cases, at the time of purchase, the in-bound telemarketers also promote, cross-sell and upsell complementary and/or additional products relating to the product for which the inquiry is received. Such sales efforts are orchestrated by the Company's marketing personnel who script the sales approaches of the telemarketing personnel. Currently, the Company has no international subcontractor. Domestically, the Company's telemarketing subcontractor is West Telemarketing, 9910 Maple Street, Omaha NE 68134; and also Aftermarket Company, 5260 West Phelts, Suite 8B, Glendale AZ 85306, for computer sales only.

     The majority of customer payments in the United States are made by credit cards over the telephone with the remainder paid by check.

                                ORDER FULFILLMENT

     The Company anticipates contracting with one or more fulfillment centers. Activities at these facilities include receiving merchandise from manufacturers, inspecting merchandise for damages or defects, storing and assembling product for later delivery, packaging and shipping of products and processing of customer returns. They primarily use bulk shippers to deliver products to customers in the United States. In certain instances, the manufacturer of the product ships orders directly to the customer. Each customer is charged a shopping handling fee, which varies among products. Currently, the Company's fulfillment centers are BWL Distributors, and Reliant Fulfillment, both at 17250 Dallas Parkway, Dallas TX 75248. There is no other relationship between this Issuer and its fulfillment center, and the similarity of name is purely co-incidental. Management reports that Reliant Fulfillment has conducted business by that name before the first contacts between it and this Issuer.

                                CUSTOMER SERVICE

     An important aspect of the Company's marketing strategy is to maintain and improve the quality of customer service and to respond to customer inquires, provide product information to customers and process product returns. The average rate of return, of 8% to 15%, has been consistent in the experience of the Issuer, and in the previous experience of its management in association with other direct response companies in the past. Customer service is provided on a contract basis through third parties who operations are monitored by the Company. The Company generally offers an unconditional 30-day money back return policy to purchasers of any of its products. In addition, products are generally covered by warranties offered by the manufacturer for defective products. The terms of such warranties vary depending upon the product and the manufacturer. The Company believes that its return rates will be within the customary range for direct marketing businesses.

                            NON-INFOMERCIAL MARKETING

     Based on the success of certain of its products in traditional retail markets and the evolution of its business, the Company believes that its transactional television programming is effective in building consumer awareness of its products, as well as positioning the Company to act as the media marketing partner for manufacturers of consumer products. The Company's attempting to capitalize on its ability to create product awareness and its ability to act as a media marketing partner to extend the sales life of its products by shifting products from traditional infomercial programming to non-infomercial marketing channels such as retail distribution, catalogs, direct mail, direct response print ads, television home shopping programs, credit card statement inserts and other channels resulting from the development of strategic partnerships. The Company believes that established manufacturers are increasingly regarding infomercials as a desirable vehicle to showcase their products to create and build brand awareness and generate follow-up product sales through traditional retail outlets.

     The Company intends to pursue expansion of its retail operations in order to capitalize on the consumer brand-awareness created by the Company's infomercials and reinforced by the "As Seen On TV" in-store signage. The Company believes that the product exposure created by the Company's transactional television programming enables the Company and its partners to utilize traditional retail distribution channels without incurring any of the additional advertisement costs that other consumer product companies may incur. In this manner, the Company believes that it will be able to market products to consumers who view its programming, but do not traditionally purchase products through direct response marketing.

                                CURRENT PRODUCTS

     The Company markets consumer products in a wide variety of categories, i.e.: health fitness, beauty, weight loss, business opportunities, household appliances, etc. The Company will be dependent, in significant part, upon its ability to develop or obtain rights to new products to supplement and replace existing products as they mature through their product life cycles. The Company's expansion into international markets reduces somewhat its dependency on new shows by lengthening the potential duration of the life cycle of programs that will comprise the Company's infomercial library. Historically, the majority of the industry's products generate their most significant domestic revenues in the first 6 months following initial airing of the product's infomercial. Internationally, however, products typically generate revenues more evenly over a longer period. The Company has not had enough operating history to determine if it is following the historical trends of its industry. We have 30 infomercial programs in our library. There are an additional 7 programs in various stages of development.

     The Company enters into agreements for the sale of a number of products. If the products are successfully tested and deemed to have sufficient commercial marketability, they are then "rolled-out" in a Nation-wide media effort. The following products have been rolled-out:

     PURE PROTEIN BAR. The Company has an International Marketing and Distribution Agreement with Worldwide Sports Nutrition, Inc. for television sales only of the high protein, low carbohydrate, low fat Pure Protein Bar. The program will be rolled-out on November 15, 1999.

     BIOFLEX THERAPEUTIC MAGNET PRODUCT LINE. The Company has an International Marketing and Distribution Agreement with BWL Distributors, Ltd. to market the Sobakawa BIOflex therapeutic magnet product line through direct response infomercials. Sobakawa Magnetic insoles are ultra thin, cushioned insoles containing the patented Bioflex Magnets. These specific insoles have a moisture resistant feature intended to prevent germs and odors. The roll-out date of this product was February 27, 1999. Sales of this product currently account for 43% of the revenues of the Company. The Company does not have full product rights.

     TRASH OR TREASURE. The Company has a contract with Dr. Tony Hyman for his Trash or Treasure program that shows how money can be earned from items that are often considered as "trash". Through this informative and educational program, Dr. Hyman shows others how to find the items collectors are scouring the country to find: salt & pepper shakers, thimbles, maps, and toys, just to name a few. Many of these items are sitting in garages, buried in attics or sold at flea markets for next to nothing! The book includes over 2,200 product categories and the names, addresses, phone numbers, and e-mail addresses of over 1,200 buyers that will purchase these items. The rollout date of this product was January 30, 1999. Sales of this product currently accounts for 29% of the revenues of the Company. The Company does not have full product rights.

     PEST OFFENSE. Pest Offense is a safe, effective way to control pests around your home or business without the use of any dangerous chemicals or pesticides. This environmentally safe device plugs into a wall a creates an intermittent signal in the wiring that drive pests out. It will not affect electrical equipment, has no smell or fumes, cover 2,500 square feet, and is safe for all household pets. This product was rolled out on May 1, 1999 and accounts for 15% of the Company's revenues. The Company has full product rights.

     WONDER STEAMER. The Company has a talent agreement with Sandy Bradley to promote a light-weight steam iron for pressing clothes while they hang, or it steams and presses like a flat iron. Steams in less than one minute and is designed to not burn, scorch, melt, or shine the clothes. The Wonder Steamer is lightweight, easy for travel and safe for use on delicate fabrics. The product was rolled out on June 26, 1999 and represents 4% of the revenues of the Company. The Company has full product rights.

     ENDURO BITS. Enduro Bits utilize a high-tech metallurgical fusion comprised of a combination of carbide, titanium, and carbon, making it practically indestructible. The Enduro Bit cuts wood, steel, aluminum, glass, plastic, ceramic tile, and even granite without having to change a bit. This product was rolled out on September 11 1999, and has generated insignificant income at this time. The Company does not have full product rights.

     SYSTEM MAX COMPUTERS. The Company has full product rights for the sale of the 500mz System Max computer system with monitor, printer, and an assortment of popular software titles. An Infomercial aired at the end of the 3rd quarter of 1999, generated orders for in excess of $1,000,000.00; but these revenues have not been realized yet due to shipping delays attributed to the manufacturer's having been affected by the recent earthquakes in Taiwan. The Product is now being shipped and the Company expects to fulfill these orders. Management believes that future computer sales from infomercials and the internet may account for a significant percentage of its revenues in the near future.

     ETERNAL ENERGY PRODUCTS. The Company has an International Marketing and Distribution Agreement with Golden Pride, Inc., which manufactures a proprietary line of vitamin and energy supplement products. The Agreement provides for television rights only for selling a starter kit of various products and inviting viewers to join "Tony Little's Eternal Energy" multi-level marketing program. The show will be run monthly, and at this time Revenues from this program are not material.

                              GOVERNMENT REGULATION

     Various aspects of the Company's business are subject to regulation and ongoing review by a variety of federal, state, and local agencies, including the FTC, the United States Post Office, the CPSC, the FCC, FDA, various States' Attorneys General and other state and local consumer protection and health agencies. The statutes, rules and regulations applicable to the Company's operations, and to various products marketed by it, are numerous, complex and subject to change.

     The Company collects and remits sales tax in the states in which it has a physical presence. The Company is prepared to collect sales taxes for other states, if laws are passed requiring such collection. The Company does not believe that a change in the tax laws requiring the collecting of sales tax will have a material adverse effect on the Company's financial condition or results of operations.


                       COMPETITIVE BUSINESS CONDITIONS AND
                    OUR COMPETITIVE POSITION IN THE INDUSTRY.

     Competition in the Electronic Retailing Industry is intense and may be expected to intensify. There are other, larger and well-established electronic retailers, with whom this company must compete. The Company competes directly with several companies which generate sales from infomercials. The Company also competes with a large number of consumer product companies and retailers which have substantially greater financial, marketing and other resources than the Company, some of which have recently commenced, or indicated their intent to conduct, direct response marketing. The Company also competes with companies that make imitations of the Company's products at substantially lower prices. Products similar to the Company's products may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising and catalogs. It is management's opinion that all of its major competitors are better and longer established, better financed and with enhanced borrowing credit based on historical operations, and enjoy substantially higher revenues than the Issuer does currently. As a new entrant into this marketing industry, the Issuer relies on the skill, experience and innovative discernment of management in the hope that superior judgment will provide its only competitive advantage. This Company's major competitors are now listed: Thane International, Inc.; Fitness Quest, Inc.; Telebrands Advertising Corporation; Media Group Incorporated; e4L, Inc.; Guthy Renker Corp.; Media Enterprises, Inc.

 (C)  FINANCING  PLANS.   For  more  information,  please see Item 6 of Part II,
Management's  Discussion  and  Analysis.

 (D) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

 (E) COMPETITION. Our business is a highly competitive field. Many competitors, some older and better capitalized firms engage in our business. Market share in our business fluctuates constantly. No one has or can claim any stable market share.

 (F)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.

 (G)  EMPLOYEES.  See  Item  2,  following.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     Our principal offices and rent are described in Item 3 of this Part. are located at 2701 N. Rocky Point Drive, Suite 200, Tampa, Florida, 33607
Telephone: (813) 282-1717 Facsimile: (813) 282-0045. The Company currently leases approximately four thousand (4,000) square feet of office space pursuant to a year lease for its Clearwater, Florida, principal executive offices. The lease, which commenced in 1999, provides for monthly rent of $6,750.42 or annual rent payments of $81,005.04. The facility encompasses 25 separate offices and a board room. We have 7 full-time employees and 3 contract employees, i.e. producers, technical and artistic talent. None of the Company's employees are covered by collective bargaining agreements and management considers relations with its employees to be good.

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


                           ITEM 3.  LEGAL PROCEEDINGS.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.



 (A) MARKET INFORMATION. The Company, has one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market on the OTCBB, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. There was no substantial market activity before December 1998. Based upon standard reporting sources, the following information is provided:

period    high bid  low bid  period        high bid  low bid
------------------------------------------------------------
1st 1998      0.44     0.22     1st 1999       1.69     0.72
2nd 1998      0.56     0.19  2nd 1999 (1)     10.00     5.50
3rd 1998      1.75     0.63  3rd 1999 (1)      7.50     2.00
4th 1998      1.68     0.60     4th 1999      5.875     2.75
========  ========  =======  ============  ========  =======


(1) These last two figures have been adjusted, for comparative purposes, as if the most recent 5 to 1 Reverse had not taken place.

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

 (B)  HOLDERS.  128

 (C) DIVIDENDS. No dividends have been paid by the Company on its Common Stock or other Stock and no such payment is anticipated in the foreseeable future.


 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  1999.

     In January of 1999, the company issued 236,000 shares of common stock for cash and services as follows: Fortune Marketing, 105,000 shares, for public relations services; Michael Barclay, 100,000 shares for consulting services; Coffin Communications, 20,000 shares, for consulting services; Tony Hyman, 5,000 shares, for talent services; and David Gray, 100,000 shares, for $25,000.00 cash. The issuances for services were valued at $1.00 per share. Mr. Gray is a sophisticated investors with pre-existing relationships with the Company, having access, by virtue of those relationships to the kind of information which registration would have provided.

     On or about February 23, 1999, the Company received $330,000.00, from six highly sophisticated investors, specifically targeted to infomercial production. In consideration of this investment, the investors received an aggregate of 1,000,000 shares of restricted common stock of the Company. In addition, addition to acquiring those shares, the investors will receive certain special royalties described in Management's Discussion and Analysis. The circumstances of the special investment are described as follows. Kevin Harrington, the President of this Registrant, knowing of the Registrant's need for funds approached the former President, Kent Rainey, as one somewhat familiar with the Registrant Company, to provide information about the Registrants current plan and operations, and to solicit his interest in interesting a small group of investors to help out. The other five investors were introduced by Kent Rainey. Three of the investors were already non-affiliate shareholders of the Registrant. The Registrant is aware of no facts to suggest that these investors are affiliates of each other in any material way, other than as mentioned.

     The Company made an agreement in April with Oasis Entertainment's Fourth Movie Project, Inc. (a related party transaction) to provide funding in the amount of $250,000.00 for use in the production of three additional infomercials. Oasis is to receive 250,000 shares of common stock upon completion of the funding in April, plus a royalty of 2% of the adjusted gross revenues derived on all products designated in the agreement until Oasis has been paid $625,000.00, and thereafter 1% thereof in perpetuity. This transaction is deemed to be a related party for the reason that, and only for the reason that, Karl Rodriguez is the fourth Director of this registering Company and is also Secretary and a Director of Oasis Entertainment's Fourth Movie Project, Inc. The right to receive these shares has vested, these shares have not been issued as of this date.

     On or about February 18, 1999, the Issuer compensated Concept TV Productions with 15,000 shares of common stock, pursuant to '4(2) of the 1933 Act, for production services valued at $1.00 per share.

     On or about March 10, 1999, Earl Greenberg, a sophisticated investor and the president of the Electronics Retailers Association, a trade group for infomercial companies, purchased 100,000 new investment shares of common stock, pursuant to '4(2) of the 1933 Act, for $25,000.00. Kevin Harrington having been associated with that association, the purchaser had a pre-existing relationship with the Company, and had access, by virtue of that relationship to the kind of information which registration would have provided.

     On or about March 10, 1999, Lee Robinson, a sophisticated investor and the owner of Robinson Realty of Cincinnati, Ohio, as a personal friend of Kevin Harrington, purchased 40,000 new investment shares of common stock, pursuant to '4(2) of the 1933 Act, for $25,000.00. The purchaser had a pre-existing relationship with the Company, and had access, by virtue of that relationship to the kind of information which registration would have provided.

     About March 23, 1999, we acquired TPH Marketing, Inc., in a tax-free exchange, for the issuance of 1,500,000 [post-reverse] shares of the Company's common stock. The Shares have been issued to the two shareholders of TPH Marketing, Inc., Tim Harrington having received 800,000 shares, and Kevin Harrington having received 700,000 shares. The shares were valued at the most recent cash price of the stock which was $0.50 per share. There were no operations by TPH Marketing Inc., prior to the acquisition, the Company was mainly purchasing the services of the President and that is why the excess of the purchase price over the net book value of the TPH is being charged to operation expense. The business acquired in 1999, TPH Marketing, Inc., does not qualify as a Asignificant subsidiary@ because it had no revenues or assets prior to acquisition. Shares issued for acquisition were issued pursuant to Rule 145, and '4(2) of the Securities Act of 1933; however we have since determined to treat the issuance of these shares as compensation to our officers.

     On or about April 1, 1999, the Issuer compensated Lifestyle Marketing with 40,000 shares of common stock, pursuant to Section 4(2) of the 1933 Act, for the acquisition of production services valued at $1.00 per share.

     On or about April 1, 1999, and before the effective changes to Rule 504, three highly sophisticated investors purchased 600,000 additional shares of common stock, for cash totalling $300,000. These investors had pre-existing relationships with the Company, and had access, by virtue of those relationships to the kind of information which registration would have provided.

     On or about April 28, 1999, 4,000 new investment shares of common stock were issued to Coffin Communications for public relations and investor services valued at $1.00 per share.

     On or about April 28, 1999, 1,000 new investment shares of common stock were issued to Buzz Nofal for Y2K infomercial services valued at $1.00 per share.

     On or about April 28, 1999, 500 new investment shares of common stock were issued for miscellaneous Y2K infomercial services valued at $1.00 per share.

     On December 9, 1999, we issued 25,000 restricted common shares to Bruce Dworsky, an employee, as additional compensation.

     Also on December 9, 1999, we issued 100,000 restricted common shares, valued at $0.50 per share, to Member Services of America as consideration for a referral program to its discount buyer's club for the referrals of our customers made to the buyer's club. We generated revenues of $1,000,000 by reason of these referrals.

     On December 14, 1999, we issued 50,000 restricted common shares to Eddie Mishan for services rendered relating to the steam iron project.

     All  of  the  foregoing  "New  Investment  Shares"  were issued pursuant to
Section  4(2)  as  restricted  securities.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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

     About March 23, 1999, we acquired TPH Marketing, Inc., in a tax-free exchange, for the issuance of 1,500,000 [post-reverse] shares of the Company's common stock. The Shares have been issued to the two shareholders of TPH Marketing, Inc., Tim Harrington having received 800,000 shares, and Kevin Harrington having received 700,000 shares. The shares were valued at the most recent cash price of the stock which was $0.50 per share. The business acquired in 1999, TPH Marketing, Inc., does not qualify as a "significant subsidiary" because it had no revenues or assets prior to acquisition. There were no operations by TPH Marketing Inc., prior to the acquisition, the Company was mainly purchasing the services of the President. For that reason, the excess of the purchase price over the net book value of the TPH is being charged to operation expense, as compensation to those Officers. This was an extraordinary charge against income is not a recurring or normal expense.

     On or about March 24, 1999, the Company made an agreement with Oasis Entertainment's Fourth Movie Project, Inc. (a related party transaction) to provide funding in the amount of $250,000.00 for use specifically in the production of three additional infomercials. Oasis received 250,000 shares (after the second reverse-split) of common stock upon completion of the funding in April, plus a royalty of 2% of the adjusted gross revenues derived on all products designated in the agreement until Oasis has been paid $625,000.00, and thereafter 1% thereof in perpetuity. This transaction is deemed to be a related party for the reason that, and only for the reason that, Karl Rodriguez is the fourth Director of this registering Company and is also Secretary and a Director of Oasis Entertainment's Fourth Movie Project, Inc. These 250,000 shares were authorized in March and issued in May of 1999, with all legal rights, but, due to inadvertence and oversight only, the printing and delivery of the certificate were delayed. These shares are included in our income per share calculations. The Company expects to value the shares at $250,000.00. We will treat royalty payments to investors as expenses, in the same manner as if royalty payments were not related to purchase of shares.

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

     Second, a firm commitment has been received from IEC to raise $10,000,000 in a registered offering of securities. The structure of this offering has not been determined. Gross underwriting discounts of approximately 10% of the offering price and a 2% non-accountable expense allowance is to be paid to IEC from these offering proceeds. A $50,000 fee has been paid towards an advance of $100,000 to be applied against the gross underwriting commissions. This $50,000 fee was funded by a loan of that amount for Reliant from Oasis Entertainment's Fourth Movie Project, Inc., a shareholder of Reliant. The loan is payable in six months from December 1, 1999, and bears 10% interest per annum. The expenses of IEC in connection with this offering will also be reimbursed from the offering proceeds and are estimated to be $650,000. IEC will also receive warrants for 10% of the securities purchased by underwriters, good for four years, at an exercise price of 120% of the offering price.

     Third, as of the date of this filing, the private placement is still open, and at this date a total of $360,000.00 has been placed in escrow. A minimum of $500,000.00 must be raised in order to satisfy the escrow and release funds. The Reliant has no control over the escrow, and no shares are sold or placed, or can be sold or placed until the minimum is reached. If the minimum is not reached, there will be no placement. For the reason that no final transactions have taken place, the tentative deposits in escrow are not deemed to be assets of or capital of Reliant and are not reflected in our financial statements.

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

     REVENUES ARE INCREASING. There were no revenues in 1997. Sales in 1998 were $120,234. In 1998, costs of sales were 66,664, and gross profit was 53,580. Annual and quarterly comparison of 1999 and 1998 show the following

                      1999     1998
Net Sales       21,442,009  120,234
Cost of Sales  -15,666,658  -66,654
Gross Profit     5,775,351   53,580
=============  ===========  =======


     The  Remainder  of  this  Page  is  Intentionally  left  Blank

Quarter                            1999     1998
------------------------------------------------
March 31      Net Sales         352,477   30,059
              Cost of Sales    -284,523  -16,664
              Gross Profit       67,954   13,359
June 30       Net Sales       2,885,013   30,059
              Cost of Sales  -1,602,622  -16,664
              Gross Profit    1,282,391   13,395
September 30  Net Sales       5,918,342   31,125
              Cost of Sales  -3,818,734  -17,223
              Gross Profit    2,099,608   13,902
December 31   Net Sales      12,286,177   28,991
              Cost of Sales  -9,958,780  -14,105
              Gross Profit    2,327,397   14,886
              =============  ==========  =======


     Our Sales continue to improve along with our Gross Profit from Sales, after Cost of Sales. This improvement is largely due to the difference between limited operations, and the economy and efficiency of unlimited operations, beginning in 1999, and especially in April of 1999. It is also attributable to the marketing of different products from those currently offered by the Company. 1998 operations have been characterized as limited. They consisted of the sale of cigarette lighters and the marketing of a single non-infomercial television show. Our business in 1998 was not the same as our business beginning in 1999. Revenues have improved in every quarter of operations in 1999. We expect them to continue to improve in the next twelve months. Certain expenses, such as production and media costs are related to revenue creation and would be expected to rise in some proportion to revenues.

     We have new products to sell each period, in additions to others, so that the number of products increase from period to period. For the first quarter there were 5, for the second 8, the third 8, and the fourth 10 products for sale. We just recently initiated marketing of products on the QVC home shopping channel. On QVC we are beginning to sell some products in the traditional short-form live segments that are seen on television shopping networks. These new revenues are insubstantial as of the end of 1999, but are expected to become a significant component of total revenues as more products are sold and exposure increases on the shopping network.

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

     Cost of goods sold included the total cost of acquiring actual products acquired for resale and costs and expenses related to sales. Returns and allowances are deducted from sales. The largest single segment and most material factor is infomercial production and media costs. These operations are not only the major area of expense, but it is these activities which drive sales. It is generally reliable in this industry that higher media costs are required for increased sales.

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

Quarter                                      1999         1998
March 31      Operating Expenses          699,101      228,027
              Operating Income/(Loss)    (631,147)    (214,632)
June 30       Operating Expenses        1,907,567      228,027
              Operating Income/(Loss)    (625,170)    (214,632)
September 30  Operating Expenses        1,690,604      326,102
              Operating Income/(Loss)     409,004     (312,200)
December 31   Operating Expenses        2,775,036      446,558
              Operating Income/(Loss)    (449,644)    (433,670)
Annual        Operating Expenses        7,072,308    1,228,714
December 31   Operating Income/(Loss)  (1,296,957)  (1,175,134)
============  =======================  ===========  ===========


     Total operating expenses are declining as a percentage of sales, even as total expenses are increasing with expanded operations. In 1999 operating expenses were 33% of gross sales, while in 1998, they were more than 1000%. A more meaningful comparison by quarters of 1999 shows the following.

Quarter                                           1999      1998
----------------------------------------------------------------
March 31      Operating Expenses as % of sales  198.34    758.60
June 30       Operating Expenses as % of sales   66.12    758.60
September 30  Operating Expenses as % of sales   28.57  1,047.72
December 31   Operating Expenses as % of sales   22.59  1,540.33
Annual        Operating Expenses as % of sales   32.98  1,021.94
============  ================================  ======  ========


     We achieved marginal profitability in the third quarter, but certain expenses incurred in the fourth quarter have offset our profitability for that quarter and the year 1999. In the fourth quarter we incurred Royalty expenses of $287,724. No Royalty expenses were incurred in the previous three quarters. In addition, cost of sales increased disproportionately in the fourth quarter, due to two principal factors. We incurred costs of sales in the fourth quarter for projects to marketed in the following quarter. It is chiefly our investment in media costs for the next quarter which we feel accounts for our fourth quarter total profitability decrease from the third quarter. We would expect to profit in year 2000 from our increased productivity in this most recent quarter. Of course, there can be assurance that our new projects will achieve the anticipated results. We do not and cannot expect success in every project. During the fourth quarter some of our projects have not shown the success hoped for, even as our total sales and gross profit increased in gross amounts.

      There are other expenses that are not expected to rise proportionally. General and administrative expenses would not rise proportionally as projects increase and revenues improve. We are able to generate increasing revenues without significant increase in employees, as production and fulfillment activities are generally out-sourced. General & Administrative expenses include the following: fulfillment costs; automobile expense; banking fees; consulting fees; insurance; office supplies; postage & delivery; professional fees; salaries and wages; telephone; and travel & entertainment.

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

     PROFITABILITY, as indicated previously, appeared in the third quarter of 1999. It is expected to continue to improve, notwithstanding our increased investment during the fourth quarter. The achievement of marginal profitability in the third quarter does not guaranty that the trend to increasing profitability will follow. However, it appears to management that operations are expanding in an orderly and promising manner, and that expenses are being managed appropriately. Gross Profit has improved with sales. As most other costs remain constant, or decrease, as percent of sales, total profitability, as such a percentage, will fluctuate inversely with the cost of goods sold. Product costs, as distinguished from infomercial production and media costs, must be kept under control to maintain real profitability. While higher media profile and quality of infomercial production tend to increase sales, increased cost of products sold would have a depressing effect upon profitability. On the one hand, Infomercial products need to be attractively priced. On the other, the cost of producing the products must be controlled and managed well.

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

     CONCLUSION. While this Company is presently able to manage its present phase of development, for an indefinite interim, it cannot regard its financial condition as optimal. Unless events in the future are favorable, both in terms of profit from operations now being undertaken, and also favorable in attracting investor interest, the Company may not be able to sustain a stable growth pattern for the Company. These remarks should be understood in context, discussed elsewhere, that increasing revenues are expected to provide substantially all of the requirements for continued operations at present levels and for some possible growth. This company must grow to reach its full potential. For this reason, stability at its present levels is not considered optimal for long-term growth. Additional infusion of capital is a factor of importance in managing our growth optimally.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Please see the Exhibit Index found on page 34 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

             The Remainder of this Page is Intentionally left Blank

                                    PART III


                                     ITEM 9.
        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following persons are the Directors of Registrant, having taken office from the inception of the issuer, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined. Kevin Harrington and Tim Harrington took office August 7, 1998. Mel Arthur took office January 20, 1999. The present four Directors were elected/reelected by Majority Shareholder Action, on or about March 23, 1999, and were confirmed and reelected at a regular meeting of Shareholders held on May 3, 1999.

     Kevin Harrington, 43, prior to his current tenure as Chairman and CEO of Reliant Interactive Media, Kevin Harrington helped pioneer the growth and acceptance of televised direct-response marketing, or what our culture more commonly calls "infomercials." In fact, Harrington produced his first infomercial in 1985, and then founded Quantum International, one of the most successful companies in direct response history. Limited to a three-person staff (which included his brother, Tim), Harrington turned a $25,000 investment into sales of more $140 million in the company's first two years of operation. While at the helm of Quantum, Harrington launched a string of highly-profitable shows featuring such universally popular products as The Great Wok of China, Wolfman Jack's Solid Gold Rock 'n Roll Hits (the first ever music infomercial), The JetStream Oven, The Daily Mixer, Ginsu/The Blade Knives, Kevin Trudeau's Mega Memory and The Flying Lure (the industry's first fishing lure show). In 1989, Harrington started the expansion of direct-response television into more than 30 foreign markets. In 1991, Quantum was sold to industry giant National Media. As a result of this transaction, Harrington ascended to the presidency of National, where he presided over the launch of another string of a blockbuster shows, including Bruce Jenner's Stair Climber, Bruce Jenner's Super Step, Bruce Jenner's Powerwalk, Blue Coral's Autofoam and Regal Royal Diamond Cookware. In July, 1994, Harrington left National Media to form joint venture company with The Home Shopping Network. Called HSN Direct International, the aim of the venture was to develop an infomercial company that could take products that had performed successfully on HSN and roll them out into traditional infomercial formats for broadcast around the world. The high-profile domestic and foreign successes of HSN Direct include shows such as Tony Little's Ab Isolator; Sweet Simplicity, a hair removal product; and Kathy Smith's AirTech Glider. HSN Direct also forged a number of ground-breaking alliance with international marketers in countries throughout Europe, Latin America, Asia and the Middle East. Eventually, the company saw its shows broadcast in some 70 countries around the world. In August of 1998, Harrington was appointed Chairman and CEO of Reliant Interactive Media Corp., (OTC BB: RIMC). Kevin Harrington is a founding Board member Electronic Retailing Association, an industry association.

     Tim Harrington, 34, prior to his current tenure as President and COO of Reliant Interactive Media, Tim Harrington worked in close concert with his brother pioneering the growth of the infomercial industry into an accepted means of driving both direct and retail sales. Through his primary focus on the details of legal, contractual and production matters. He continued in that role as the executive vice-president of National Media, also picking up executive responsibility for the firm's marketing and sales departments. As the co-founder and executive vice-president of HSN Direct International, Tim exercised executive control and leadership over product development and marketing groups that generated approximately $30 million in annual sales. HSN Direct's solid production values and media-buying savvy are directly attributed to his leadership of those two key areas. In his current role as president of Reliant, Tim is more involved than ever in over-seeing the infomercial production and product development activities for the Company.

     Mel Arthur, 56, prior to his current tenure as Executive Vice President and Director of Reliant Interactive Media, Mr. Arthur was the "Top Producing show host," producing approximately a billion dollars in revenues while on the air during his eight-year career with Home Shopping Network, and was acknowledged in the industry as one of the most versatile hosts on the air. His expertise ranges from computers, fine jewelry, oriental rugs, exercise equipment, home electronics, vitamins, health and fitness to collectibles and more. Mr. Arthur achieved record sales, including almost 3 million dollars sold in computers, in less than 30 minutes. He has appeared with some of the top celebrities on television and in sports, such as Vanna White, Barbara Mandrel, Ed McMahon, Mickey Mantle, Ted Williams, Willie Mays, and Jim Brown, just to name a few. His business experience is highlighted by a six-year career as a sportscaster and color announcer for the USFL, NASL, the Jacksonville University Basketball Team, and he was the force behind the first half hour magazine shows emanating from PGA Tour Headquarters and The Tournament Player's Championship. Mel was voted Jacksonville's Most Popular radio personality. Mr. Arthur was President of his own insurance agency for three years; was a leader in the telecommunications industry for eight years between 1972 and 1980 as a pioneer in the telephone interconnect industry; and between 1970 and 1972 he was one of the top sales producers for Honeywell's EDP division, marketing large scale, multimillion-dollar mainframe computers. From 1962 through 1970, Mel starred all over the United States, Canada, Europe and the Caribbean as a stand-up comedian, as well as writing for other stand-up comedians such as Jackie Mason and Gabe Kaplan.

     Karl E. Rodriguez, 52, the Company's Secretary, received his Juris Doctor degree in 1972 from Louisiana State University Law School. He has practiced business and corporate law since 1972, emphasizing securities and entertainment matters, and has been self-employed in that capacity for the past five years. He has served as a director of Oasis Entertainment's Fourth Movie Project, Inc., since April 1998. During his law practice he has also been involved in a variety of dynamic business experiences. From 1975 to 1982, he was active in real estate development in the Baton Rouge, Louisiana area. From 1980 until 1985, he specialized in the sale of businesses and franchises as the owner and operator of VR Business Brokers. In 1986, he became the Project Manager for Bluffs Limited Partnership, where he structured the development of an Arnold Palmer Design Golf Course and in 1992, Mr. Rodriguez was the Managing Director for MedAmerica, LLC., medicine clinics for children. From 1993 through 1998, he was the Director, Corporate Secretary and General Counsel for Telco Communications, Inc., which is a long distance reseller company. From 1992 until 1996, he was the President of Healthcare Financial and Management Services, Inc., providing billing services to three Louisiana hospitals.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.


                        ITEM 10.  EXECUTIVE COMPENSATION.


     The Company has entered into Employment Agreements with Kevin Harrington and Tim Harrington for 5 years and with Mel Arthur for 3 years. The Company's Officers and Directors serve with the following elements of compensation at this time.

     SUMMARY COMPENSATION, TABLE A. the disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation ' 228.402.

             The Remainder of this Page is Intentionally left Blank


                                               Long Term Compensation
                         Annual Compensation   Awards                   Payouts
a                  b     c                     d                        e           f          g         h         i
                                                                                               Securi-
                                                                                    Restric-   ties
Name                                                                    Other       ted        Under-              All Other
and                      Salary                Bonus                    Annual      Stock      lying     LTIP      Compen-
Principal          Year                   ($)                      ($)  Compen-     Awards     Options   Payouts   sation
Position                                                                sation ($)        ($)  SARs (#)       ($)         ($)
Kevin Harrington   1999               120,000                   (d)(1)           0     (f)(1)    (g)(1)    (h)(1)           0
CEO (1)
                   1998                10,000                       0            0         0         0         0            0
                   1997                     0                       0            0         0         0         0            0
Tim Harrington     1999                96,000                   (d)(2)           0     (f)(2)    (g)(2)    (h)(2)           0
COO (2)
                   1998                 8,000                       0            0         0         0         0            0
                   1997                     0                       0            0         0         0         0            0
Mel Arthur         1999                41,500                       0            0   175.000   100,000     (h)(3)           0
                                                                                       (f)(3)    (g)(3)
VP (3)
                   1998                     0                       0            0         0         0         0            0
                   1997                     0                       0            0         0         0         0            0
                   ====  ====================  =======================  ==========  =========  ========  ========  ==========


NOTES  TO  TABLE  A:

(d)(1)(2)(3) Bonuses are based on 0.009% (Kevin Harrington), 0.006% (Tim Harrington) and none (Mel Arthur), all of Adjusted Gross Revenues for 1999.
These year end figures have not yet been calculated. The amount of bonuses is expected to take Tim Harrington (2) over $100,000. It is not expected to take Mel Arthur (3) to that level. Information respecting Mr. Arthur is included voluntarily for the reason that these three are the only highly compensated employees expected to remain so in the future.

(f)(1)(2)(3)  / (g)(1)(2)(3) / (h)(1)(2)(3) Again, these restricted stock awards for 1999 cannot be determined until completion of 1999 audit. Mel Arthur was awarded restricted stock in advance, but may be entitled to further award, based on final 1999 results.


ADDITIONAL  DISCUSSION.

 Kevin Harrington is scheduled to receive $10,000.00 monthly (which is $120,000.00 annually), and Tim Harrington is scheduled to receive $8,000.00, monthly (which is $96,000.00 annually), respectively, as a base, with overrides of 9/10 of 1% for Kevin Harrington and 6/10 of 1% for Tim Harrington of AADJUSTED GROSS REVENUES@ as hereinafter defined. Mel Arthur is scheduled to receive $3,500 per month.

       Officers have deferred and are deferring a substantial portion of their accrued compensation pending increased corporate liquidity and profitability. The Company pays 100% of a medical insurance plan for the three officers above mentioned, and life insurance for Kevin Harrington. Karl Rodriguez, serves without compensation from the Issuer.

     No other executive officer has received or is entitled to receive compensation for any service to this Small Business Issuer, during 1997, 1998 or 1999.

1999 through Dec 31  Accrued $   Paid $  Deferred $
Kevin Harrington     120,000.00       0  120,000.00
Tim Harrington        96,000.00   5,000   91,000.00
Mel Arthur            41,500.00   8,125   33,375.00
Karl Rodriguez                0       0           0
===================  ==========  ======  ==========


     As previously indicated, certain unexercised options and bonuses, are disclosed in detail in Tables.
                                 TABLES B AND C
                          OPTIONS, AWARDS AND BENEFITS

     The Company has provided certain additional bonuses, incentives and benefits for Kevin Harrington, Tim Harrington and Mel Arthur, all pursuant to '4(2) of the 1933 Securities Act, as follows. First the compensatory option plan. No options have been exercised.

Optionee          DateofGrant  Date Exercisable  Expiration Date  Exercise Price   NumberofOptions
Kevin Harrington                                                                            60,000
Tim Harrington     30 June 99         30 Dec 99       30 June 04  $          2.50           40,000
Mel Arthur                                                                                   5,000
Kevin Harrington                                                                            60,000
Tim Harrington     30 June 99        30 June 00       30 June 04  $          4.00           40,000
Mel Arthur                                                                                   5,000
Kevin Harrington                                                                            60,000
Tim Harrington     30 June 99         30 Dec 00       30 June 04  $          6.00           40,000
Mel Arthur                                                                                   5,000
Kevin Harrington                                                                            60,000
Tim Harrington     30 June 99        30 June 01       30 June 04  $          7.50           40,000
Mel Arthur                                                                                   5,000
================                                                                   ===============

"                 The Remainder of this Page is Intentionally left Blank

The foregoing options are carried in the following table as "Compensatory Option Plan".

Additional             Kevin Harrington             Tim Harrington               Mel Arthur
Bonuses,
 Incentives/Benefits
COMPENSATORY STOCK      6 months: 60,000             6 months: 40,000             6 months: 5,000
OPTION PLAN            shares @ $2.50               shares @ $2.50               shares @ $2.50
(SEE PREVIOUS TABLE)
                                 12 months: 60,000            12 months: 40,000            12 months: 5,000
                       shares @ $4.00               shares @ $4.00               shares @ $4.00
                                 18 months: 60,000            18 months: 40,000            18 months: 5,000
                       shares @ $6.00               shares @ $6.00               shares @ $6.00
                                 24 months: 60,000            24 months: 40,000            24 months: 5,000
                       shares @ $7.50               shares @ $7.50               shares @ $7.50
REVENUE PERFORMANCE    For each $10,000,000         For each $10,000,000         For each $10,000,000
STOCK BONUS            in gross revenues,           in gross revenues,           in gross revenues,
                       issuance of 100,000          issuance of 100,000          issuance of 100,000
                       shares up to a total of      shares up to a total of      shares up to a total of
                              3,000,000 shares (no         2,000,000 shares (no          900,000 shares (no
                       more than 1/6 of total       more than 1/6 of total       more than 1/6 of total
                       to vest in any 6 month       to vest in any 6 month       to vest in any 6 month
                       period)                      period)                      period)
STOCK TRADING          Purchase 144,000             Purchase 100,000             Purchase 12,500 shares
                       shares if trading at $15;    shares if trading at $15;    if trading at $15;
PERFORMANCE STOCK                144,000 shares if            100,000 shares if  12,500 shares if trading
OPTIONS @ $7.50 PER    trading at $20; 192,000      trading at $20; 120,000      at $20; 15,000 shares if
SHARE                  shares if trading at $25.    shares if trading at $25.    trading at $25.
LIFE, HEALTH &         Yes                          Yes                          Yes
DISABILITY INSURANCE
AUTOMOBILE             $               1,000/month  $                 750/month  $                500/month
=====================  ===========================  ===========================  ==========================

     The first group of Options exercisable December 31, 1999 have vested. None of the options have been exercised. Revenue Performance Stock Bonuses are believed to have been earned or will be earned in early 2000. No Stock Trading Performance Options have been earned, or are likely to be earned in the next six months; however options based on market performance are speculative and subject to uncontrollable market forces. No one can predict nor should predict how the market will respond to our common stock.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. Table D following discloses the share ownership actually issued and outstanding.

     Table B following Table A and its notes, discloses the existence and the effect of certain management options, as if exercised, on the share ownership of management and affiliates. Please refer to Executive Compensation, Item 10 of this Part, for details as to entitlement, terms of exercise and prices for the Options disclosed.

             The Remainder of this Page is Intentionally left Blank

                                     TABLE D
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

 Name and Address of Beneficial Owner  Actual
                                       Ownership        %
Kevin Harrington Chairman and CEO      2,156,101    34.17
80 Gulf Blvd
Belleair Beach FL 33786
Tim Harrington President and COO       1,100,000    17.43
531 Rafael Blvd NE
St. Petersburg FL 33704
Mel Arthur,  Executive Vice President    105,000     1.66
12001 9th St N #2509
St. Petersburg FL 33716
Karl Rodriguez  Secretary                  1,000     0.02
23592 Windsong #19E
Aliso Viejo CA 92656
All Officers and Directors as a Group  3,362,101    53.28
Total Shares Issued and Outstanding    6,310,271   100.00
=====================================  =========  =======


     As more fully developed, discussed and disclosed hereinafter, the following discloses the amount of shares which each beneficial owner shown in Table D has the right to acquire within 60 days, from options, warrants, rights, conversion privileges or similar obligations: (1) Kevin Harrington-160,000 shares; (2) Tim Harrington-140,000 shares; and (3) Mel Arthur-105,000 shares.

     The following table, and its notes, discloses the existence and the effect of all of certain management options, as if exercised, on the share ownership of management and affiliates. These Options were granted June 30, 1999. The terms of the vesting of the various options are somewhat complex. Please refer to Executive Compensation, Item 10 of this Part, for details as to entitlement, terms of exercise and prices for the Options disclosed.

                                     TABLE E
60 day Exercisable Option/Bonus Rights
--------------------------------------------------------------------------------
Compensatory Stock Option Plan (See Exhibit 6.2):
Kevin Harrington - 6 months: 60,000 shares @ $2.50
Tim Harrington   - 6 months: 40,000 shares @ $2.50
Mel Arthur       - 6 months:  5,000 shares @ $2.50

Revenue Performance Stock Bonus
--------------------------------------------------------------------------------
Kevin Harrington - For each $10,000,000 in gross revenues, issuance of 100,000 shares up to a total of 3,000,000 shares (no more than 1/6 of total to vest in any 6 month period).
--------------------------------------------------------------------------------
Tim Harrington   - For each $10,000,000 in gross revenues, issuance of 100,000 shares up to a total of 2,000,000 shares (no more than 1/6 of total to vest in any 6 month period).
--------------------------------------------------------------------------------
Mel Arthur       - For each $10,000,000 in gross revenues, issuance of 100,000 shares up to a total of 900,000 shares (no more than 1/6 of total to vest in any 6 month period).
===============================================================================

     These Compensatory Stock Options were granted June 30, 1999, are vested, and exercisable January 1, 1999. These Revenue Performance Stock Bonuses are dependent upon gross revenues. It is deemed likely that the $10,000,000.00 threshold will be reached within 60 days.

     The following Table F discloses the effect of share ownership as if all of the those 60 vestings and rights were exercised. As more fully developed, discussed and disclosed hereinafter, the following discloses the amount of shares which each beneficial owner shown in Table A has the right to acquire within 60 days, from options, warrants, rights, conversion privileges or similar obligations: (1) Kevin Harrington-160,000 shares; (2) Tim Harrington-140,000 shares; and (3) Mel Arthur-105,000 shares.


                                     TABLE F
                  EFFECT OF OPTION EXERCISE ON SHARE OWNERSHIP

                      Shares Actual and as Attributed
                                                                Options     Total if
  Option Owner                                               %  and awards  Options          %
                                                                            Exercised
----------------------------------------------------------------------------------------------
Kevin Harrington                            2,156,101    34.17     160,000  2,316,101    34.49
Tim Harrington                              1,100,000    17.43     140,000  1,240,000    18.47
Mel Arthur                                    105,000     1.66     105,000    210,000     3.13
Total Shares/Options                        6,310,271   100.00     405,000  6,715,271   100.00
Outstanding
==============================================================================================


 (C) CHANGES IN CONTROL/REVERSE ACQUISITION. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer. A Areverse acquisition@ is the acquisition of a private company by a public company, by which the private company's shareholders acquired control of the public company. This Issuer is presently committed to the development of its infomercial business. While this Issuer is continuously interested in opportunities for direct acquisition of products, projects, assets and possible businesses, which may have some synergy with its core business, this Issuer may not be used as a vehicle for a reverse acquisition.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Kevin and Tim Harrington are brothers and officers and directors of our Company. Both of them are the owners of business interests acquired by this Company; namely, Kevin Harrington Enterprises (Kevin Harrington), and Cigar Television Network (Tim Harrington).

     We acquired TPH Marketing, Inc., in a tax-free exchange, for the issuance of 1,500,000 [post-reverse] shares of this Company's common stock. The Shares have been issued to the two shareholders of TPH Marketing, Inc., Tim Harrington having received 800,000 shares, and Kevin Harrington having received 700,000 shares.

     Karl Rodriguez serves as secretary and general counsel of Oasis Fourth Movie Project, Inc., engaged in business with the Company, in the film and video tape production industry. The Ownership and Management of Oasis is otherwise unrelated to the ownership and management of this Issuer.

   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.
 FINANCIAL  STATEMENTS PAGE
--------------------------------------------------------------------------------
F-1  Audited  Financial Statements: for the
     Years Ended December 31, 1999 and 1998                                   34
================================================================================


 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  None  other  filed  with  this  Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto authorized.



                         RELIANT INTERACTIVE MEDIA CORP

                          formerly Reliant Corporation

                                       by






/s/                                                       /s/
Kevin Harrington                   Tim Harrington
chairman and ceo/director          president and coo/director

/s/                                                       /s/
Mel Arthur                         Karl E. Rodriguez
executive vice president/director  secretary/director
---------------------------------  --------------------------

--------------------------------------------------------------------------------
                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                 C O N T E N T S




Independent  Auditors  Report                            39

Consolidated  Balance  Sheet                             40

Consolidated  Statements  of  Operations                 42

Consolidated  Statements  of  Stockholders  Equity       43

Consolidated  Statements  of  Cash  Flows                44

Notes  to  the  Consolidated  Financial  Statements      45

--------------------------------------------------------------------------------
                           INDEPENDENT AUDITORS REPORT
--------------------------------------------------------------------------------


Board  of  Directors
Reliant  Interactive  Media  Corporation
 and  Subsidiaries
Tampa,  Florida

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Reliant
Interactive Media Corporation and Subsidiaries at December 31, 1999 and the related consolidated statements of operations, stockholders equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliant Interactive Media Corporation and Subsidiaries as of December 31, 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


__________/s/____________
Jones,  Jensen  &  Company
Salt  Lake  City,  Utah
April  7,  2000

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS
                                                                   December  31,
                                                                        1999
--------------------------------------------------------------------------------
CURRENT  ASSETS
     Cash  and  cash  equivalents  (Note  1)                        $     26,404
Restricted  cash  (Note  1)                                              983,795
Receivables  -  other  (Note  4)                                         800,076
Inventory  (Note  1)                                                      57,762
Employee  advances                                                        10,923
Prepaid  expenses                                                        229,128
     Total  Current  Assets                                            2,108,088
PROPERTY  AND  EQUIPMENT  (Note  1)
     Machinery  and  equipment                                            36,625
Office  furniture  and  equipment                                         45,292
     Total  Property  and  Equipment                                      81,917
Less:  Accumulated  depreciation                                        (24,092)
     Net  Property  and  Equipment                                        57,825
OTHER  ASSETS
     Deferred  stock  offering  costs  (Note  1)                          50,000
Deposits                                                                  12,773
Prepaid  advertising  (Note  1)                                          607,166
Patent  costs  (Note  1)                                                  26,668
     Total  Other  Assets                                                696,607
     TOTAL  ASSETS                                               $     2,862,520
================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                       LIABILITIES AND STOCKHOLDERS EQUITY
                                                                  December  31,
                                                                      1999
--------------------------------------------------------------------------------
CURRENT  LIABILITIES
     Accounts  payable                                             $     944,926
Accrued  expenses                                                        166,793
Allowance  for  sales  returns  (Note  1)                                462,677
Notes  payable  -  current  portion  (Note  7)                           112,439
Notes  payable  -  related  parties  (Note  6)                           360,156
Line  of  credit  (Note  8)                                              132,148
     Total  Liabilities                                                2,179,139
COMMITMENTS  AND  CONTINGENCIES  (Note  3  and  11)
STOCKHOLDERS  EQUITY
     Common  stock:  50,000,000  shares  authorized
     of  $0.001  par  value,
 6,310,271  shares  issued  and  outstanding                               6,310
Additional  paid-in  capital                                           3,245,049
Accumulated  deficit                                                 (2,567,978)
     Total  Stockholders  Equity                                         683,381
     TOTAL  LIABILITIES  AND  STOCKHOLDERS  EQUITY               $     2,862,520
================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                    For  the  Years  Ended
                                                         December  31,
--------------------------------------------------------------------------------

                                                         1999               1998
NET  SALES                                 $     21,442,009        $     120,234
COST  OF  SALES                                  15,666,658               66,654
GROSS  PROFIT                                     5,775,351               53,580
OPERATING  EXPENSES
     Depreciation                                    13,834                6,629
Bad  debt  expense                                   64,967                    0
General  and  administrative                      4,536,760              833,982
Selling  and  marketing                           2,083,433              339,877
Royalties                                           287,724                    0
Rent                                                 85,590               48,226
     Total  Operating  Expenses                   7,072,308            1,228,714
OPERATING  LOSS                                 (1,296,957)          (1,175,134)
OTHER  INCOME  (EXPENSES)
     Interest  expense                             (37,377)              (9,033)
Interest  income                                       491                   296
Other  income                                           33                48,958
     Total  Other  Income  (Expenses)              (36,853)               40,221
LOSS  BEFORE  INCOME  TAXES                     (1,333,810)          (1,134,913)
INCOME  TAXES                                            0                     0
NET  LOSS                                 $     (1,333,810)    $     (1,134,913)
BASIC  LOSS  PER  SHARE  (Note  1)             $     (0.25)         $     (0.42)
================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                       For  the  Years  Ended
                                                           December  31,
                                                         1999               1998
--------------------------------------------------------------------------------
NET  SALES                               $     21,442,009          $     120,234
COST  OF  SALES                                15,666,658                 66,654
GROSS  PROFIT                                   5,775,351                 53,580
OPERATING  EXPENSES
     Depreciation                                  13,834                  6,629
Bad  debt  expense                                 64,967                      0
General  and  administrative                    4,536,760                833,982
Selling  and  marketing                         2,083,433                339,877
Royalties                                         287,724                      0
Rent                                               85,590                 48,226
     Total  Operating  Expenses                 7,072,308              1,228,714
OPERATING  LOSS                               (1,296,957)            (1,175,134)
OTHER  INCOME  (EXPENSES)
     Interest  expense                           (37,377)                (9,033)
Interest  income                                     491                     296
Other  income                                         33                  48,958
     Total  Other  Income  (Expenses)            (36,853)                 40,221
LOSS  BEFORE  INCOME  TAXES                   (1,333,810)            (1,134,913)
INCOME  TAXES                                          0-                      0
NET  LOSS                              $     (1,333,810)       $     (1,134,913)
BASIC  LOSS  PER  SHARE  (Note  1)          $     (0.25)            $     (0.42)
================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders  Equity

                                                         Additional
                                  Common Stock            Paid-in   Accumulated
                               Shares          Amount      Capital      Deficit
--------------------------------------------------------------------------------
Balance, December 31,
1997                         2,369,600         $2,370      $377,719   $(99,255)
Capital  contributions               0              0       340,020           0
Common  stock  issued  to  acquire
 Reliant Corporation           570,400            570         (570)           0
Common  stock
issued  for  cash              329,770            330      513,170            0
Common  stock
issued  for  services          103,800            104      129,646            0
Net  loss  for  the  year  ended
 December  31,  1998                 0              0            0  (1,134,913)
Balance,  December  31,
  1998                       3,373,570          3,374    1,359,985  (1,234,168)
Common  stock  issued
  for  cash                  1,098,000          1,098      938,902            0
Common  stock  issued
 for  services                 338,700            338      197,662            0
Fractional  shares  issued  in  the
 reverse  stock split                1              0            0            0
Common  stock  issued  for
 acquisition  of  TPH
  Marketing,  Inc.          1,500,000           1,500      748,500            0
Net  loss  for  the  year  ended
 December  31,  1999                0               0            0  (1,333,810)
Balance,  December  31,
  1999                      6,310,271     $     6,310   $3,245,049 $(2,567,978)
================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                          For  the  Years  Ended
                                                           December  31,
                                                         1999               1998
--------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
     Net  loss                                   $ (1,333,810)     $ (1,134,913)
Adjustments  to  reconcile  net  loss  to  net  cash  used
 in  operating  activities:
     Depreciation                                      13,834              6,629
Amortization  of  prepaid  advertising                458,934             11,651
Bad  debt  expense                                     64,967                  0
Allowance  for  sales  returns                        462,677                  0
Loss  on  purchase  of  subsidiary                    750,000                  0
Common  stock  issued  for  services                  198,000            129,750
     Changes  in  assets  and  liabilities:
     Restricted  cash                                (983,795)                 0
Accounts  receivable                                  (64,967)                 0
Accounts  receivable  -  other                       (800,076)                 0
Inventory                                             (30,420)          (27,342)
Deposits                                                    0             19,727
Prepaids  and  advances                              (290,051)            15,331
Prepaid  advertising                                 (980,798)          (96,952)
Accounts  payable                                     871,734             73,159
Accrued  expenses                                     161,375              5,318
     Net  Cash  Used  in  Operating  Activities    (1,502,396)         (997,642)
CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Purchase  of property and equipment              (10,700)          (51,343)
Patent  and  trademark  costs                               0           (19,783)
     Net  Cash  Used  in  Investing  Activities       (10,700)          (71,126)
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Proceeds  from  notes  payable
-  related  parties                                   475,000             87,500
Payments  on  notes payable - related parties        (202,344)                 0
Proceeds  from  notes  payable                        200,000             40,000
Payments  on  notes  payable                         (127,561)                 0
Proceeds  from  the  line  of  credit                 142,825                  0
Payments  on  line  of  credit                        (10,677)                 0
Proceeds  from  issuance  of common stock             940,000            513,500
Proceeds  from  additional capital contribution             0            340,020
     Net  Cash  Provided  by Financing Activities  $1,417,243          $ 981,020
================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                          For  the  Years  Ended
                                                             December  31,
                                                         1999               1998
--------------------------------------------------------------------------------
NET  INCREASE  (DECREASE)  IN  CASH  AND  CASH
 EQUIVALENTS                                        $(95,853)          $(87,748)
CASH  AND  CASH  EQUIVALENTS,  BEGINNING
 OF  YEAR                                            122,257             210,005
CASH  AND  CASH EQUIVALENTS, END OF YEAR             $26,404            $122,257
Cash  payments  for:
     Income  taxes                                   $     0           $       0
Interest                                             $22,439           $   3,615
Non-cash  financing  activities:
     Common  stock  issued for services             $198,000            $129,750
Common  stock  issued  for  subsidiary              $750,000                  $0
================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Organization

Reliant Interactive Media Corporation (formerly Reliant Corporation) (the Company) was organized under the laws of the State of Utah on July 30, 1984. The Company subsequently ceased its original business activity in 1993 and was not engaged in any business activity but was seeking potential investments or business acquisitions and consequently was considered a development stage company as defined in SFAS No. 7 until January 1, 1999. At the time of the acquisition, the Company was a non-operating public shell with nominal assets. The Company changed its name from Reliant Corporation to Reliant Interactive Media Corporation (Reliant) in August 7, 1998.

Kevin Harrington Enterprises, Inc. (KHE) was organized under the laws of the State of Florida on June 15, 1995. The Company is currently developing a dual flame lighter/cutter cigar product.

Cigar Television Network, Inc. (Cigar TV) was organized under the laws of the State of Florida on April 1, 1998. The Company was formed to create a cigar related television show that will air monthly on a national television network as well as being on the Internet. Cigar TV in conjunction with major magazines will operate its TV show in conjunction with an Internet site currently under development called CigarNow.com.

On July 21, 1998, the Company completed an agreement and plan of reorganization whereby Reliant issued 11,848,000 shares of its common stock in exchange for all of the outstanding common stock of KHE and Cigar TV. Kevin Harrington, Chairman and CEO of the Company, was the controlling shareholder of both KHE and Cigar TV at the time of the reorganization. Immediately prior to the agreement and plan of reorganization, the Company had 2,852,000 shares of common stock issued and outstanding. The reorganization was accounted for as a recapitalization of KHE and Cigar TV because the shareholders of KHE and Cigar TV controlled the Company immediately after the acquisition. Therefore, KHE and Cigar TV are treated as the acquiring entities. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of KHE and Cigar TV. Reliant is the acquiring entity for legal purposes and KHE and Cigar TV are the surviving entities for accounting purposes. On August 7, 1998, the shareholders of the Company authorized a reverse stock split of 1-for-5 prior to the agreement and plan of reorganization. All references to shares of common stock have been retroactively restated.

     New  Accounting  Pronouncement
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which requires companies to record derivatives as assets and liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company s financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Basic  Loss  Per  Share
The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:
          Loss               Shares               Per  Share
     (Numerator)               (Denominator)               Amount
--------------------------------------------------------------------------------
  For  the  year  ended
  December  31,  1999     $     (1,333,810)          5,418,627          $(0.25)
  For  the  year  ended
  December  31,  1998     $     (1,134,913)          2,673,410          $(0.42)

Fully diluted earnings (loss) per share is not presented, as any common stock equivalents are antidilutive in nature.

     Accounting  Method
The Company s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     Cash  and  Cash  Equivalents
For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

     Inventory
Inventory is stated at the lower of cost determined by the first-in, first-out method or market. Inventory is made up of finished goods held for sale by the Company.

     Property  and  Equipment
Property and equipment are stated at cost less accumulated depreciation. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

     Office  furniture  and  equipment                           5  to  7  years
     Machinery  and  equipment                                   5  to  7  years

     Depreciation  expense  for  the  year  ended December 31, 1999 was $13,834.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Patent  Costs
These costs will be amortized on the straight-line method over their remaining lives beginning when the patents are received in 2000.

     Prepaid  Advertising
     Prepaid  advertising  consisted  of  the  following  at  December 31, 1999:

     Production  costs  of  infomercials     $810,979
Production  costs  of  tv  shows               52,430
     Subtotal          863,404
Less:  accumulated  amortization            (256,243)
     Net  prepaid  advertising               $607,166

These advertising costs are amortized over the useful life of the infomercials and tv shows which is estimated at 18 months. The production costs begin amortizing when they begin broadcasting. Each product that has production costs is evaluated at year end for the recoverability of those costs. Production costs of products that are no longer being sold are fully expensed in the year that sales cease. Amortization expense relating to prepaid advertising was $458,934 for the year ended December 31, 1999 and is included in selling and marketing expense.

     Credit  Risks
The Company maintains its cash accounts primarily in one bank in Florida. The Federal Deposit Insurance Corporation insures accounts to $100,000. The Company s accounts occasionally exceed the insured amount.

     Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

     Principles  of  Consolidation
The consolidated financial statements include the accounts of Reliant Interactive Media Corporation (Reliant), Kevin Harrington Enterprises, Inc.
(KHE) (a wholly-owed subsidiary), TPH Marketing, Inc. (TPH) (a wholly-owned subsidiary), and Cigar Television Network, Inc. (Cigar TV) (a wholly-owned subsidiary). All significant intercompany accounts and transactions have been eliminated in the consolidation.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Income  Taxes
Under the provisions of SFAS No. 109, the Company s policy is to provide deferred income taxes related to property and equipment, inventories, net operating losses and other items that result in differences between the financial reporting and tax basis of assets and liabilities.

No provision for federal income taxes has been made at December 31, 1999 due to accumulated operating losses. The Company has accumulated approximately $2,100,000 of net operating losses as of December 31, 1999, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operation loss carryforwards. Accordingly, a valuation allowance has been provided for the net operating losses in full. The carryforwards expire in 2019. KHE and Cigar TV operated as S corporations prior to their acquisition in 1998. The results of their operations since acquisition have been included in the net operating loss at December 31, 1999 and 1998.

     Revenue  Recognition
Revenue is recognized upon shipment of goods to the customer. The Company has adopted a returns policy whereby the customer can return any goods received within 30 days of receipt for a full refund. The Company makes an allowance for returns based on past history and experience. At December 31, 1999, the allowance was $462,677.

     Restricted  Cash
The Company uses the services of an independent fulfillment center (the Center) to receive and process orders for the Company. The Center collects payments from charge cards or checks. The Center has set up a cash reserve for potential charge card chargebacks and returns of product for refund. The chargeback reserve is 3% of all charge card sales and any chargebacks are credited out of this reserve. The reserve for returns is 7% on all sales and any returns are refunded out of this reserve. The total cash reserved at December 31, 1999 was $983,795 and has been classified as restricted cash.

     Deferred  Stock  Offering  Costs
Deferred stock offering costs are recorded at cost. The costs will be charged to paid-in capital upon completion of the offering.

NOTE  2  -     REVERSE  STOCK  SPLIT

On March 23, 1999, the Company completed a reverse stock split on a 1 share for 5 share basis. No shareholder was reduced to less than 100 shares. All references to shares issued and outstanding have been restated to reflect the reverse stock split.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE  3  -     COMMITMENTS  AND  CONTINGENCIES

     Employment  Agreements
The Company has entered into an employment agreement with Kevin Harrington, CEO of the Company. Mr. Harrington will receive an annual salary of $120,000 and it will increase by $12,000 each year over the life of the agreement. In addition, Mr. Harrington shall receive 100,000 shares of the Company s common stock for each $10,000,000 in gross revenues of the Company with a maximum of 3,000,000 shares to be issued. No shares have been issued at December 31, 1999 as a result of this revenue performance bonus. The employment agreement ends on December 1, 2003.

The Company has entered into an employment agreement with Tim Harrington, President of the Company. Mr. Harrington will receive an annual salary of $96,000 and it will increase by $12,000 each year over the life of the agreement. In addition, Mr. Harrington shall receive 100,000 shares of the Company s common stock for each $10,000,000 in gross revenues of the Company with a maximum of 2,000,000 shares to be issued. No shares have been issued at December 31, 1999 as a result of this revenue performance bonus. The employment agreement ends on December 1, 2003.

The Company has entered into an employment agreement with Mel Arthur, Executive Vice President of the Company. Mr. Arthur will receive an annual salary of $42,000. In addition, Mr. Arthur shall receive 100,000 shares of the Company s common stock for each $10,000,000 in gross revenues of the Company with a maximum of 900,000 shares to be issued. No shares have been issued at December 31, 1999 as a result of this revenue performance bonus. The employment agreement ends on December 31, 2003.

     Operating  Leases
The Company leases its office space in Clearwater, Florida on a month-to-month basis. The lease obligation was $9,406 per month. Subsequent to year end, the Company moved to a new office located in Tampa, Florida (see Note 11).

NOTE  4  -     RECEIVABLES  -  OTHER

The Company uses the services of a fulfillment center (Center) located in Dallas, Texas. The Center receives, processes and ships orders on behalf of the Company. The Center also collects payment on the products it sells for the Company. At December 31, 1999, the Center owed the Company $800,076 resulting from payments received less amounts due the Center for the services it rendered to the Company.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE  5  -     COMMON  STOCK  TRANSACTIONS

During 1998, the Company sold 329,770 shares of its common stock for $513,500 or an average price of $1.56 per share. The Company also issued 103,800 shares of its common stock for services rendered, valued at $129,750 or $1.25 per share.

During the first quarter of 1999, the Company sold 248,000 post-split shares of its common stock for $390,000 or an average price of $1.57 per share. The Company also issued 38,200 post-split shares of its common stock for services rendered, valued at $47,750 or $1.25 per share. The shares were valued at the market price of the stock at the time of issuance.

During the second quarter of 1999, the Company sold 600,000 shares of its common stock for $300,000 or $0.50 per share. In addition, the Company sold 250,000 shares of its common stock to a related company for $250,000 or $1.00 per share. The Company also issued 25,500 shares of its common stock for services rendered, valued at $12,750 or $0.50 per share, the market price of the stock at the time of issuance.

During the third quarter of 1999, the Company issued 100,000 shares of its common stock for services rendered, valued at $50,000 or $0.50 per share, the market price of the stock at the time of issuance.

During the fourth quarter of 1999, the Company issued 175,000 shares of its common stock for services rendered, valued at $87,500 or $0.50 per share, the market price of the stock at the time of issuance.

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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE  6  -     NOTES  PAYABLE  -  RELATED  PARTIES

     Notes  payable  -  related  parties  consisted  of  the  following:
                                                                   December  31,
                                                                        1999
--------------------------------------------------------------------------------

     Note  payable  to  a  shareholder,  unsecured,  interest
 at  8.0%,  interest  payments  due  quarterly  beginning
 March  31,  1999,  principal  balance  due  December 31, 2000.     $     35,156

     Note  payable  to  a  shareholder,  unsecured,  interest
 at  8.0%,  interest  payments  due  quarterly  beginning
 March  31,  1999,  principal  balance  due  December  31, 2000.          50,000

     Note  payable  to  a  related  company,  unsecured,
 interest  at  10%,  principal  and  interest  balance
 due  on  demand.                                                        125,000

     Note  payable  to  a  related  company,  unsecured,
 interest  at  10%,  principal  and  interest  balance
 due  on  demand.                                                        100,000

     Note  payable  to  a  related  company,  unsecured,
 interest  at  10%,  principal  and  interest  balance
      due  June  1,  2000.                                                50,000
================================================================================
     Total  notes  payable  -  related  parties                          360,156

     Less:  current  portion                                           (360,156)
     Long-term  notes  payable  -  related  parties                      $     0

     Maturities  of  notes  payable  -  related  parties  are  as  follows:

                   Year  Ending
                   December  31,
                      2000                   $360,156
                   Thereafter                       0
                   Total                     $360,156

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE  7  -     NOTES  PAYABLE

     Notes  payable  consisted  of  the  following:

                                                                   December  31,
                                                                        1999
--------------------------------------------------------------------------------

     Note  payable  to  Nations  Bank,  secured  by  stock,
 interest  at  10%,  interest  payments  due  monthly,
 principal  balance  due  on  demand.                               $     39,724

     Note  payable  to  a  company,  unsecured,  interest
 at  8.0%,  interest  payments  due  monthly,  principal
 balance  due  July  8,  2000.                                            72,715

     Total  notes  payable                                               112,439

     Less:  current  portion                                           (112,439)

     Long-term  notes  payable                                           $     0

     Maturities  of  notes  payable  are  as  follows:

                         Year  Ending
                        December  31,

                           2000                       $     112,439
                        Thereafter                                0

                        Total                         $     112,439

NOTE  8  -     LINE  OF  CREDIT

The Company has a line of credit with Nations Bank of $150,000. As of December 31, 1999, the balance owed was $132,148. Borrowings under the line of credit are guaranteed by the Company and bear interest at 9.5%.

NOTE  9  -     FINANCIAL  INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures About Fair Value of Financial Instruments requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amount of long-term debt approximates fair value based on the borrowing rate (10.0%) currently held by the Company for a bank loan.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE  10  -     OUTSTANDING  STOCK  OPTIONS

The Company applies Accounting Principles Board ( APB ) Option 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, Accounting for Stock-Based Compensation ( SFAS No. 123 ), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 32 percent for all years; risk-free interest rates of 10.0 percent and expected lives of 4.5 years.

Under the accounting provisions of SFAS No. 123, the Company s net loss would have been increased by the pro forma amounts indicated below:

                                                         1999               1998
     Net  loss:
  As  reported                           $     (1,333,810)     $     (1,134,913)
  Pro  forma                                   (1,496,455)           (1,134,913)
     Net  loss  per  share:
  As  reported                                $     (0.25)          $     (0.42)
  Pro  forma                                        (0.28)                (0.42)

During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

A summary of the status of the Company s stock option plans as of December 31, 1999 and changes during the year is presented below:
                                                       December  31,
                                                           1999
                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                      Shares               Price

     Outstanding,  beginning  of period                    0           $       0
     Granted                                         420,000                5.00
Canceled                                                   0                   0
Exercised                                                  0                   0

     Outstanding,  end  of period                    420,000          $     5.00

     Exercisable,  end  of period                    105,000          $     2.50

     Weighted  average  fair  value  of  options  and  warrants
 granted  during  the  year                                                $2.12

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE  10  -     OUTSTANDING  STOCK  OPTIONS  (Continued)

                                 Outstanding                   Exercisable
                                  Weighted
                                  Average      Weighted                 Weighted
                    Number       Remaining       Average     Number      Average
                 Outstanding    Contractual     Exercise   Exercisable  Exercise
Exercise Prices  at 12/31/99       Life         Price     at 12/31/99     Price
$2.50               105,000       4.50          $2.50        105,000       $2.50
 4.00               105,000       4.50           4.00              0           0
 6.00               105,000       4.50           6.00              0           0
 7.50               105,000       4.50           7.50              0           0
$2.50 - 7.50        420,000       4.50          $5.00        105,000       $2.50

The options were granted as compensation and additional bonuses to certain officers of the Company. These options were issued with an exercise price above the market value of the stock at the date of issuance.

Additional stock options are available to Kevin Harrington, Tim Harrington and Mel Arthur based on the stock trading performance of the Company s common stock. If the Company s shares are trading at a price of $15.00 per share, 256,500 options will be granted at an exercise price of $7.50 per share. If the Company s shares are trading at a price of $20.00 per share, 256,500 options will be granted at an exercise price of $7.50 per share. If the Company s shares are trading at a price of $25.00 per share, 327,000 options will be granted at an exercise price of $7.50 per share. As of December 31, 1999, the Company s common stock has not reached any of the performance measurements mentioned above.

NOTE  11  -     SUBSEQUENT  EVENTS

     Office  Lease
The Company entered into a five (5) year non-cancelable office lease beginning March 1, 2000. Payments are currently $13,422 per month through August 2000 and increase to $14,902 in September 2000. Future minimum lease payments under the lease are as follows:
      Year  ending          Operating
      December  31,           Lease
       2000                  $140,143
       2001                   185,304
       2002                   193,079
       2003                   200,854
       2004                   208,629
       2005 and thereafter     34,988
   Total  lease  payments    $962,997