Form 10QSB
period 2000-03-31
RELIANT INTERACTIVE MEDIA CORP
filed 2000-05-15
CIK 1074082

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

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


Securities  registered  pursuant  to  Section  12(g)  of  the Act:     6,345,271

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of March 31, 2000 the number of shares outstanding of the Registrant's Common Stock was 6,345,271.

                          PART I: FINANCIAL INFORMATION

Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ1-00) for the three months ended March 31, 2000.


       ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

     CASH  REQUIREMENTS  AND  OF  NEED  FOR  ADDITIONAL  FUNDS.

     We are a development stage company with operations and revenues. We are in the zone of marginal profitability, but have only limited capital resources. While revenues are increasing significantly, it may be necessary for the Company to seek additional capital over time to optimize the accomplishment of its business plan. The following disclosure treats our interim funding for the year now past, and our plans and arrangements for future funding. Without regard to whether current revenues might be sufficient to maintain liquidity, new projects must be undertaken to generate future revenues. Every media-marketing project has a useful life, some longer or shorter than others, but all eventually run their course. We do not consider it prudent to be passive about generating new projects, and we have determined that significant new funds are highly desirable, and possibly necessary to aggressively approach operations in year 2000.

     The Registrant has entered into two letter agreements with Institutional Equity Corporation ( IEC ):

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

     Third, as of the date of this filing, the private placement is still open, and at this date a total of $700,000.00 has been placed in escrow, all of which has been received in the year 2000. A minimum of $500,000.00 was required in order to satisfy the escrow and release funds. The funds have now been disbursed and the 10% commission paid.

     We believe that our present arrangements will provide sufficient working capital to continue operations for the next twelve months. There can be no guaranty that unrealized funding will be realized.

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

     EXPECTED  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT. None.

     EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the final quarter of 1999, sales continued to grow from projects in place, led by those developed in the previous quarters and the new computer infomercial. In the first quarter of the current year 2000, the increase in revenues and profitability has been demonstrated.

     RESULTS OF OPERATIONS. Sales in the first quarter of 1999 were $352,477, rising to $20,131,204 in the current quarter. In 1998, costs of sales were 66,664, and gross profit was 53,580. Quarterly comparisons for 1999/1998 quarters show the following:

March 31        1999         2000
----------  ---------  ----------
Net Sales    352,477   20,131,204
Cost of      284,523   16,354,755
            ---------  ----------
Sales
Gross         67,954    3,785,449
==========  =========  ==========
Profit
Operating    699,101    3,663,584
            ---------  ----------
Expenses
Result of   (631,147)     121,865
Operations
==========

     It is apparent that the cost of sales has remained virtually constant at 81% of sales, and that a 19% margin of gross profit has been maintained. It is also apparent that operating expenses have improved from 198% of sales in the 1999 quarter down to 18% in the current quarter, with resulting profitability indicated.

      Management believes that revenues and growth will continue to increase, but to achieve the continued growth of the Company's business, advertising, promotional and production expenses will remain significant. While the upside potential from successful infomercial marketing is tremendous, the risk of failure is always present. Some of the projects may fail, or all may fail. If some are successful, the success may offset the losses from others significantly or may not. Accordingly, there can be no assurance that substantial profitability will be sustained in the next twelve months in proportion to the rate of growth achieved in by this quarterly comparison.

     A cautionary note is indicated by these calculations in that the current 81% of sales for cost of sales, and the current 18% of sales for operating expenses accumulates to 99% of net sales, indicating that this business has not achieved a sufficient momentum of successes to assure future profitability. One very successful program may defer the expenses of several failures. The number of attempts is therefore material to the probability of significant improvement in the ultimate margin of profitability. This analysis leads to conclusion that this corporation will require supplemental capital to maintain and increase the number of its projects, in order to continue its improvement beyond its present marginal profitability, or that the Company will have to find ways to increase its margin of profitability.

      Revenues have improved in every quarter of operations in 1999. We expect them to continue to improve in the next twelve months. Although certain expenses, such as production and media costs are related to revenue creation and would rise in some proportion to revenues, there are other expenses that are not expected to rise proportionally. General and administrative expenses would not rise proportionally as projects increase and revenues improve. This has been borne out by this quarterly comparison. For the 1999 quarter G&A was 135% of sales, while currently only 14% of sales.

      We are able to generate increasing revenues without significant increase in employees, as production and fulfillment activities are generally out-sourced. The Company has new products to sell each period, in additions to others, so that the number of products increase from period to period. On QVC we are beginning to sell some products in the traditional short-form live segments that are seen on television shopping networks. These new revenues are insubstantial as of the end of 1999, and currently, but are expected to become a significant component of total revenues as more products are sold and exposure increases in future quarters.

     Product sales are expected to increase in direct proportion to our ability to acquire media time to promote them. Promotional advertising drives sales in our business. It is for this reason that increasing revenues do not provide assurance that markets have been saturated with as much advertising as would be productive. For this reason, additional capital, whether or not necessary for fundamental survival, is desired and important for optimum growth. Management is of the opinion that additional internal capital would relieve the burden of debt service and materially improve profitability.

     Cost of goods sold included the total cost of acquiring actual products acquired for resale and costs and expenses related to sales. Returns and allowances are deducted from sales.

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------


                           ITEM 1.  LEGAL PROCEEDINGS

     There are no proceedings, legal, enforcement or administrative, pending, threatened or anticipated involving or affecting this Issuer, except as disclosed herein. The Registrant had been named as a defendant in California state court action seeking damages for rent based upon an oral lease/agreement. Management has cross-complained against certain third parties believed to be responsible. Management has settled the claim against it for the nominal sum of $4,750. As of this date our cross-complaint is still pending. As of this date, this matter is not deemed to have any material impact upon us or our financial condition.

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

     We have not changed Auditors, but our Auditors have changed the name of their firm, from Jones & Jensen to HJ & Associates, LLC. There has been no disagreement with any auditor as to any item or matter relating to our audit or audit procedure.


                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                                      None

                                  EXHIBIT INDEX

                              FINANCIAL STATEMENTS

          Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ1-00 for the three months ended March 31, 2000, and the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000 has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


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

/s/                                /s/
Kevin Harrington                   Tim Harrington
chairman and ceo/director          president and coo/director



/s/                                        /s/
  Mel Arthur                               Karl E. Rodriguez
executive vice president/director          secretary/director

                                 EXHIBIT FQ1-00

                         UN-AUDITED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                 C O N T E N T S


Independent  Accountants  Review  Report                               8

Consolidated  Balance  Sheet                                           9

Consolidated  Statements  of  Operations                               11

Consolidated  Statements  of  Stockholders  Equity                     12

Consolidated  Statements  of  Cash  Flows                              13

Notes  to  the  Consolidated  Financial  Statements                    15

                      INDEPENDENT ACCOUNTANTS REVIEW REPORT
                      -------------------------------------


Board  of  Directors
Reliant  Interactive  Media  Corporation
 and  Subsidiaries
Tampa,  Florida

We have reviewed the accompanying consolidated balance sheet of Reliant Interactive Media Corporation and Subsidiaries as of March 31, 2000 and the related statements of operations, stockholders equity and cash flows for the periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim consolidated financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Reliant Interactive Media Corporation and Subsidiaries as of December 31, 1999, and the related statements of operations, stockholders equity, and cash flows for the year then ended (not presented herein) and in our report dated April 7, 2000, we expressed an unqualified opinion on those consolidated financial statements.

      /s/
HJ  &  Associates,  LLC
Salt  Lake  City,  Utah
May  12,  2000

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                          March  31,               December  31,
                                                       2000               1999
--------------------------------------------------------------------------------
CURRENT  ASSETS
     Cash  and  cash equivalents (Note 1)     $     76,400          $     26,404
Restricted  cash  (Note  1)                      1,112,715               983,795
Receivables  -  other  (Note  4)                 1,348,523               800,076
Inventory  (Note  1)                                51,441                57,762
Employee  advances                                  10,880                10,923
Prepaid  expenses                                  229,128               229,128
     Total  Current  Assets                      2,829,087             2,108,088
PROPERTY  AND  EQUIPMENT  (Note  1)

     Machinery  and  equipment                      36,625                36,625
Office  furniture  and  equipment                   45,292                45,292
Leasehold  improvements                             37,239                     0
     Total  Property  and  Equipment               119,156                81,917
Less:  Accumulated  depreciation                   (28,577)             (24,092)
     Net  Property  and  Equipment                  90,579                57,825
OTHER  ASSETS
     Deferred stock offering costs (Note 1)         50,000                50,000
Deposits                                            79,885                12,773
Prepaid  advertising  (Note  1)                    836,041               607,166
Patent  costs  (Note  1)                            26,668                26,668

--------------------------------------------------------------------------------
     Total  Other  Assets                          992,594               696,607
================================================================================
     TOTAL  ASSETS                      $     3,912,260          $     2,862,520

        See Accountants  Review Report and the accompanying notes to the reviewed financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------
                                          March  31,               December  31,
                                                      2000               1999
--------------------------------------------------------------------------------
CURRENT  LIABILITIES
     Accounts  payable                       $     1,852,762       $     944,926
Accrued  expenses                                    166,505             166,793
Allowance  for  sales  returns  (Note  1)            707,799             462,677
Notes  payable - current portion (Note 7)            112,439             112,439
Notes  payable - related parties (Note 6)            360,156             360,156
Line  of  credit  (Note  8)                                0             132,148

     Total  Liabilities                            3,199,661           2,179,139
--------------------------------------------------------------------------------
COMMITMENTS  AND  CONTINGENCIES  (Note  3  and  11)

STOCKHOLDERS  EQUITY

     Common  stock:  50,000,000  shares  authorized  of  $0.001 par  value,  6,345,271  and  6,310,271  shares  issued
 and  outstanding,  respectively                       6,345               6,310
Additional  paid-in  capital                       3,164,264           3,245,049
Accumulated  deficit                             (2,458,010)         (2,567,978)
================================================================================
     Total  Stockholders  Equity                     712,599             683,381
--------------------------------------------------------------------------------
TOTAL  LIABILITIES  AND STOCKHOLDERS  EQUITY      $3,912,260          $2,862,520

        See Accountants  Review Report and the accompanying notes to the reviewed financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                  For  the  Three  Months  Ended
                                                            March  31,
                                                      2000               1999
--------------------------------------------------------------------------------
NET  SALES                                           $20,131,204        $352,477
COST  OF  SALES                                       16,345,755         284,523
GROSS  PROFIT                                          3,785,449          67,954
OPERATING  EXPENSES

     Depreciation                                          4,485           2,676
General  and  administrative                           1,938,293         476,124
Selling  and  marketing                                1,473,979         202,596
Royalties                                                214,615               0
Rent                                                      32,212          12,951

     Total  Operating  Expenses                        3,663,584         699,101

OPERATING  INCOME  (LOSS)                                121,865       (631,147)

OTHER  INCOME  (EXPENSES)

     Interest  expense                                  (12,067)         (5,120)
Interest  income                                             170               0

     Total  Other Income (Expenses)                     (11,897)         (5,120)

INCOME  (LOSS) BEFORE INCOME TAXES                       109,968       (636,267)

INCOME  TAXES                                                  0               0

NET  INCOME  (LOSS)                                     $109,968      $(636,267)

BASIC  INCOME  (LOSS)  PER  SHARE  (Note 11)             $  0.02       $  (0.18)
================================================================================
FULLY  DILUTED  INCOME  (LOSS)  PER  SHARE  (Note  11)     $0.02         $(0.18)

        See Accountants  Review Report and the accompanying notes to the reviewed financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders  Equity


                                                      Additional
                               Common Stock             Paid-in      Accumulated
                          Shares         Amount         Capital          Deficit
--------------------------------------------------------------------------------
Balance,
December 31, 1998       3,373,570        $3,374       $1,359,985    $(1,234,168)

Common stock
issued for cash         1,098,000         1,098          938,902               0

Common stock issued
for services              338,700           338          197,662               0

Fractional shares issued in the
 reverse  stock split           1             0                0               0

Common stock issued for
acquisition of TPH Marketing, Inc.
                        1,500,000         1,500          748,500               0

Net  loss  for  the  year  ended
 December  31,  1999            0             0                0     (1,333,810)

Balance,
 December 31, 1999      6,310,271         6,310        3,245,049     (2,567,978)

Capital  withdrawals            0             0         (138,500)              0

Common  stock  issued
 for  services             35,000            35           57,715               0

Net  income  for  the  three  months
 ended  March  31,  2000        0-            0                0         109,968

Balance, March 31, 2000 6,345,271      $  6,345       $3,164,264    $(2,458,010)
================================================================================
        See Accountants  Review Report and the accompanying notes to the reviewed financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                                 For  the  Three  Months  Ended
                                                             March  31,
                                                        2000               1999
-------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

     Net  income  (loss)                 $     109,968          $     (636,267)
Adjustments  to  reconcile  net  income  (loss)  to
 net  cash  provided  (used)  in  operating  activities:
     Depreciation                                4,485                    2,676
Amortization  of  prepaid  advertising         194,610                        0
Allowance  for  sales  returns                 245,122                        0
Common  stock  issued  for  services            57,750                   47,750
     Changes  in  assets  and  liabilities:
     Restricted  cash                         (128,920)                       0
Receivables                                   (548,447)               (265,230)
Inventory                                        6,321                   27,342
Deposits                                       (67,112)                  12,773
Prepaids  and  advances                             43                 (21,446)
Prepaid  advertising                          (423,485)                  11,937
Accounts  payable                              907,836                   78,375
Accrued  expenses                                 (288)                  38,800
Net Cash Provided (Used) in
Operating Activities                           357,883                (703,290)
CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Purchase of property and equipment             (37,239)                       0
Net Cash Used in Investing Activities          (37,239)                       0
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Capital  withdrawals                     (138,500)                       0
Proceeds from notes payable-related parties          0                  247,177
Payments  on  line  of  credit                (132,148)                       0
Proceeds  from  issuance  of  common  stock          0                  390,000
Net Cash Provided (Used) by
 Financing Activities                       $ (270,648)                $637,177

        See Accountants  Review Report and the accompanying notes to the reviewed financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                  For  the  Three  Months  Ended
                                                               March  31,
                                                         2000               1999
--------------------------------------------------------------------------------
NET  INCREASE  (DECREASE)  IN  CASH  AND  CASH
 EQUIVALENTS                                        $ 49,996           $(66,113)

CASH  AND  CASH  EQUIVALENTS,  BEGINNING
 OF  PERIOD                                           26,404             122,257

CASH  AND CASH EQUIVALENTS, END OF PERIOD       $     76,400        $     56,144
================================================================================
Cash  payments  for:
     Income  taxes                                   $     0             $     0
Interest                                        $     12,067         $     5,120

Non-cash  financing  activities:
     Common  stock  issued  for  services       $     57,750        $     47,750

        See Accountants  Review Report and the accompanying notes to the reviewed financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Organization
     ------------

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

Kevin Harrington Enterprises, Inc. (KHE) was organized under the laws of the State of Florida on June 15, 1995.

Cigar Television Network, Inc. (CTN) was organized under the laws of the State of Florida on April 1, 1998.

On July 21, 1998, the Company completed an agreement and plan of reorganization whereby Reliant issued 11,848,000 shares of its common stock in exchange for all of the outstanding common stock of KHE and CTN. Kevin Harrington, Chairman and CEO of the Company, was the controlling shareholder of both KHE and CTN at the time of the reorganization. Immediately prior to the agreement and plan of reorganization, the Company had 2,852,000 shares of common stock issued and outstanding. The reorganization was accounted for as a recapitalization of KHE and CTN because the shareholders of KHE and CTN controlled the Company immediately after the acquisition. Therefore, KHE and CTN are treated as the acquiring entities. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of KHE and CTN. Reliant is the acquiring entity for legal purposes and KHE and CTN are the surviving entities for accounting purposes. On August 7, 1998, the shareholders of the Company authorized a reverse stock split of 1-for-5 prior to the agreement and plan of reorganization. All references to shares of common stock have been retroactively restated.

     New  Accounting  Pronouncement
     ------------------------------

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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Accounting  Method
     ------------------
The Company s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     Cash  and  Cash  Equivalents
     ----------------------------
For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

     Inventory
     ---------
Inventory is stated at the lower of cost or market determined by the first-in, first-out method or market. Inventory is made up of finished goods held for sale by the Company.

     Property  and  Equipment
     ------------------------
Property and equipment are stated at cost less accumulated depreciation. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

     Leasehold  improvement     5  years
Office  furniture  and  equipment     5  to  7  years
Machinery  and  equipment     5  to  7  years

Depreciation expense for the three months ended March 31, 2000 and 1999 was $4,485 and $2,676, respectively.

     Patent  Costs
     -------------

These costs will be amortized on the straight-line method over their remaining lives beginning when the patents are received in 2000.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Prepaid  Advertising
     --------------------
     Prepaid  advertising  consisted  of  the  following:
          March  31,               December  31,
     2000               1999
--------------------------------------------------------------------------------


     Production costs of infomercials     $     1,234,464          $     810,979
Production  costs  of  tv  shows                   52,430               52,430
                                                     ------               ------

     Subtotal          1,286,894               863,404
Less:  accumulated  amortization              (450,853)                (256,243)
                                                --------                --------

     Net  prepaid  advertising              $     836,041          $     607,166
================================================================================

These advertising costs are amortized over the useful life of the infomercials and tv shows which is estimated at 18 months. The production costs begin amortizing when they begin broadcasting. Each product that has production costs is evaluated at year end for the recoverability of those costs. Production costs of products that are no longer being sold are fully expensed in the year that sales cease. Amortization expense relating to prepaid advertising was $194,610 for the three months ended March 31, 2000 and is included in selling and marketing expense.

     Credit  Risks
     -------------

The Company maintains its cash accounts primarily in one bank in Florida. The Federal Deposit Insurance Corporation insures accounts to $100,000. The Company s accounts occasionally exceed the insured amount.

     Estimates
     ---------

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

     Principles  of  Consolidation
     -----------------------------

The consolidated financial statements include the accounts of Reliant Interactive Media Corporation (Reliant), Kevin Harrington Enterprises, Inc.
(KHE) (a wholly-owed subsidiary), TPH Marketing, Inc. (TPH) (a wholly-owned subsidiary), and Cigar Television Network, Inc. (CTN) (a wholly-owned subsidiary). All significant intercompany accounts and transactions have been eliminated in the consolidation.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Income  Taxes
     -------------

Under the provisions of SFAS No. 109, the Company s policy is to provide deferred income taxes related to property and equipment, inventories, net operating losses and other items that result in differences between the financial reporting and tax basis of assets and liabilities.

No provision for federal income taxes has been made at March 31, 2000 due to accumulated operating losses. The Company has accumulated approximately $2,000,000 of net operating losses as of March 31, 2000, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operation loss carryforwards. Accordingly, a valuation allowance has been provided for the net operating losses in full. The carryforwards expire in 2019. KHE and CTN operated as S corporations prior to their acquisition in 1998. The results of their operations since acquisition have been included in the net operating income at March 31, 2000.

     Revenue  Recognition
     --------------------

Revenue is recognized upon shipment of goods to the customer. The Company has adopted a returns policy whereby the customer can return any goods received within 30 days of receipt for a full refund. The Company makes an allowance for returns based on past history and experience. At March 31, 2000 and December 31, 1999, the allowance was $707,799 and $462,677, respectively.

     Restricted  Cash
     ----------------

The Company uses the services of an independent fulfillment center (the Center) to receive and process orders for the Company. The Center collects payments from charge cards or checks. The Center has set up a cash reserve for potential charge card chargebacks and returns of product for refund. The chargeback reserve is 3% of all charge card sales and any chargebacks are credited out of this reserve. The reserve for returns is 7% on all sales and any returns are refunded out of this reserve. The total cash reserved at March 31, 2000 and December 31, 1999 was $1,112,715 and $983,795, respectively, and has been classified as restricted cash.

     Deferred  Stock  Offering  Costs
     --------------------------------

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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE  3  -     COMMITMENTS  AND  CONTINGENCIES

     Employment  Agreements
     ----------------------

The Company has entered into an employment agreement with Kevin Harrington, CEO of the Company. Mr. Harrington will receive an annual salary of $120,000 and it will increase by $12,000 each year over the life of the agreement. In addition, Mr. Harrington shall receive 100,000 shares of the Company s common stock for each $10,000,000 in gross revenues of the Company with a maximum of 3,000,000 shares to be issued. No shares have been issued at March 31, 2000 as a result of this revenue performance bonus. The employment agreement ends on December 1, 2003.

The Company has entered into an employment agreement with Tim Harrington, President of the Company. Mr. Harrington will receive an annual salary of $120,000 and it will increase by $12,000 each year over the life of the agreement. In addition, Mr. Harrington shall receive 100,000 shares of the Company s common stock for each $10,000,000 in gross revenues of the Company with a maximum of 2,000,000 shares to be issued. No shares have been issued at March 31, 2000 as a result of this revenue performance bonus. The employment agreement ends on December 1, 2003.

The Company has entered into an employment agreement with Mel Arthur, Executive Vice President of the Company. Mr. Arthur will receive an annual salary of $120,000. In addition, Mr. Arthur shall receive 100,000 shares of the Company s common stock for each $10,000,000 in gross revenues of the Company with a maximum of 900,000 shares to be issued. No shares have been issued at March 31, 2000 as a result of this revenue performance bonus. The employment agreement ends on December 31, 2003.

     Office  Lease
     -------------

The Company entered into a five (5) year non-cancelable office lease beginning March 1, 2000. Payments are currently $13,422 per month through August 2000 and increase to $14,902 in September 2000. Future minimum lease payments under the lease are as follows:
                                                 Year  ending          Operating
                                                    December  31,          Lease
--------------------------------------------------------------------------------
                                                      2000     $     140,143
                                                      2001           185,304
                                                      2002           193,079
                                                      2003           200,854
                                                      2004           208,629
                                           2005  and  thereafter      34,988
================================================================================
                                    Total  lease  payments     $     962,997
================================================================================

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999



NOTE  4  -     RECEIVABLES  -  OTHER

The Company uses the services of a fulfillment center (Center) located in Dallas, Texas. The Center receives, processes and ships orders on behalf of the Company. The Center also collects payment on the products it sells for the Company. At March 31, 2000 and December 31, 1999, the Center owed the Company $1,348,523 and $800,076, respectively, resulting from payments received less amounts due the Center for the services it rendered to the Company.

NOTE  5  -     EQUITY  TRANSACTIONS

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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE  5  -     EQUITY  TRANSACTIONS  (Continued)

During the first quarter of 2000, the Company issued 35,000 shares of its common stock for services rendered, valued at $57,750 or $1.65 per share, the market price of the stock at the time of issuance. In addition, three shareholders of the Company withdrew $138,500 against capital previously contributed by them to the Company. The original contributions were recorded as additional paid-in capital and the withdrawals are a reduction in the same account.

NOTE  6  -     NOTES  PAYABLE  -  RELATED  PARTIES

     Notes  payable  -  related  parties  consisted  of  the  following:
                                                     March  31,    December  31,
                                                         2000               1999
--------------------------------------------------------------------------------
     Note  payable  to  a  shareholder,  unsecured,
 interest  at  8.0%,  interest  payments  due  quarterly
 beginning  March  31,  1999,  principal  balance  due
 December  31,  2000.                         $     35,156          $     35,156

     Note  payable  to  a  shareholder,  unsecured,  interest
 at  8.0%,  interest  payments  due  quarterly  beginning
 March  31,  1999,  principal  balance  due  December
 31,  2000.                                         50,000                50,000

     Note  payable  to  a  related  company,  unsecured,
 interest  at  10%,  principal  and  interest  balance
 due  on  demand.                                  125,000               125,000

     Note  payable  to  a  related  company,  unsecured,
 interest  at  10%,  principal  and  interest  balance
 due  on  demand.                                  100,000               100,000

     Note  payable  to  a  related  company,  unsecured,
 interest  at  10%,  principal  and  interest  balance
      due  June  1,  2000.                          50,000                50,000

     Total  notes  payable  -  related  parties    360,156               360,156

     Less:  current  portion                      (360,156)            (360,156)

 Long-term notes payable-related  parties          $     0               $     0

     Maturities  of  notes  payable  -  related  parties  are  as  follows:

                                                      Year  Ending
                                                        March  31,
--------------------------------------------------------------------------------

                                           2001                    $     360,156
                                       Thereafter                              0
--------------------------------------------------------------------------------
                                        Total                      $     360,156

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE  7  -     NOTES  PAYABLE

     Notes  payable  consisted  of  the  following:
                                                    March  31,     December  31,
                                                         2000               1999
--------------------------------------------------------------------------------
     Note  payable  to  Nations  Bank,  secured  by  stock,
 interest  at  10%,  interest  payments  due  monthly,
 principal  balance  due  on  demand.         $     39,724          $     39,724

     Note  payable  to  a  company,  unsecured,  interest
 at  8.0%,  interest  payments  due  monthly,  principal
 balance  due  July  8,  2000.                      72,715                72,715

     Total  notes  payable                         112,439               112,439

     Less:  current  portion                      (112,439)            (112,439)

     Long-term  notes  payable                     $     0               $     0

     Maturities  of  notes  payable  are  as  follows:

     Year  Ending
                                                                  March  31,
--------------------------------------------------------------------------------
                                           2001                    $     112,439
                                           Thereafter                          0
                                           Total                   $     112,439

NOTE  8  -     LINE  OF  CREDIT

The Company has a line of credit with Nations Bank of $150,000. As of March 31, 2000 and December 31, 1999, the balance owed was $-0- and $132,148, respectively. Borrowings under the line of credit are guaranteed by the Company and bear interest at 9.5%.

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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

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

FASB Statement 123, Accounting for Stock-Based Compensation ( SFAS No. 123 ), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 32 percent for all years; risk-free interest rates of 10.0 percent and expected lives of 4.25 years.

Under the accounting provisions of SFAS No. 123, the Company s net income (loss) would have been changed by the pro forma amounts indicated below:

                                                                 March  31,
                                                         2000               1999
--------------------------------------------------------------------------------
     Net  income  (loss):
  As  reported                            $     109,968          $     (636,267)
  Pro  forma                                    (48,666)               (636,267)

     Basic  income  (loss)  per  share:
  As  reported                               $     0.02             $     (0.18)
  Pro  forma                                      (0.01)                  (0.18)

During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

A summary of the status of the Company s stock option plans as of March 31, 2000 and changes during the year is presented below:
                                                 March  31,
                                                  2000
                                                  Weighted
                                                  Average
                                            Shares               Exercise  Price
--------------------------------------------------------------------------------
     Outstanding,  beginning  of  period
                                                     420,000          $     5.00
     Granted                                               0                   0
Canceled                                                   0                   0
Exercised                                                  0                   0
                                                           0                   0

     Outstanding,  end  of period                    420,000          $     5.00

     Exercisable,  end  of period                    105,000          $     2.50

     Weighted  average  fair  value  of  options                      $     2.12

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE  10  -     OUTSTANDING  STOCK  OPTIONS  (Continued)
--------------------------------------------------------------------------------
                                        Outstanding          Exercisable
                                         Weighted
                                           Average           Number     Weighted
                                 Number    Remaining      Excersisable   Average
                              Outstanding Contractual     at 3/31/00   Excercise
  Exercise  Prices                           Life                        Price
--------------------------------------------------------------------------------

$2.50                          105,000    4.50      $ 2.50   105,000       $2.50
 4.00                          105,000    4.50        4.00         0           0
6.00                           105,000    4.50        6.00         0           0
7.50                           105,000    4.50        7.50         0           0
$2.50-7.50                     420,000    4.50       $5.00   105,000       $2.50

The options were granted as compensation and additional bonuses to certain officers of the Company. These options were issued with an exercise price above the market value of the stock at the date of issuance.

Additional stock options are available to Kevin Harrington, Tim Harrington and Mel Arthur based on the stock trading performance of the Company s common stock. If the Company s shares are trading at a price of $15.00 per share, 256,500 options will be granted at an exercise price of $7.50 per share. If the Company s shares are trading at a price of $20.00 per share, 256,500 options will be granted at an exercise price of $7.50 per share. If the Company s shares are trading at a price of $25.00 per share, 327,000 options will be granted at an exercise price of $7.50 per share. As of March 31, 2000, the Company s common stock has not reached any of the performance measurements mentioned above.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE  11  -     BASIC  AND  DILUTED  EARNINGS  PER  SHARE

The computation of basic and diluted income per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                 For  the  Three  Months  Ended   For  the  Three  Months  Ended
                     March  31,  2000                     March  31,  1999
--------------------------------------------------------------------------------
                Income     Shares     Per-Share     Loss     Shares    Per-Share
             (Numerator(Denominator)    Amount   (Numerator)(Denominator) Amount

Basic  Earnings  (Loss)  Per  Share

     Income  available  to
 common  stockholders
              $109,968    6,314,160     $0.02    $(636,267)  3,500,518  $(0,18)
Effect  of  Dilutive  Securities
     Common  stock  options      0    420,000            0           0       0

Diluted  Earnings  (Loss)  Per  Share

     Income  available  to
 common  stockholders
 plus  assumed  conversions
        $     109,968     6,810,560     $0.02   $(636,267)  3,500,518  $(0.18)

Options to purchase 420,000 shares of common stock were outstanding at March 31, 2000 (see Note 10). These options expire on June 30, 2004 and were issued with an exercise price equal to or above the market value of the stock at the date of issuance and have been included in the computation of diluted earnings per share.