Form 10QSB
period 2000-06-30
RELIANT INTERACTIVE MEDIA CORP
filed 2000-08-10
CIK 1074082

--------------------------------------------------------------------------------
                                 Tim Harrington
                                    PRESIDENT
                      Reliant Interactive Media Corporation
                           2701 Rocky Pointe Dr. #200
                              Tampa, Florida 33607
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                  FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2000

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


Securities  registered  pursuant  to  Section  12(g)  of  the Act:     7,015,971

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of June 30, 2000 the number of shares outstanding of the Registrant's Common Stock was 7,015,971.

                          PART I: FINANCIAL INFORMATION

     Attached hereto and incorporated herein by this reference are the following financial statements:
Exhibit      FINANCIAL  STATEMENTS
00QF-2     Un-Audited  Financial  Statements  for  the six months ended June 30,
2000


       ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS. We are a development stage company with operations and revenues. We are in the zone of marginal profitability, but have only limited capital resources. While revenues are increasing significantly, it may be necessary for us to seek additional capital over time to optimize the accomplishment of our business plan. The following disclosure treats our interim funding for the year now past, and our plans and arrangements for future funding. Without regard to whether current revenues might be sufficient to maintain liquidity, new projects must be undertaken to generate future revenues. Every media-marketing project has a useful life, some longer or shorter than others, but all eventually run their course. We do not consider it prudent to be passive about generating new projects, and we have determined that significant new funds are highly desirable, and possibly necessary to aggressively approach operations in the second half of year 2000.

     We have entered into two letter agreements with Institutional Equity Corporation ( IEC ):

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

     SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT

     Our product development/marketing department is our most vital component. Kevin and Tim Harrington, along with Mel Arthur, actively participate on a daily basis in the ongoing effort to research and develop new products that may be suited for direct response television marketing and subsequent marketing through non-infomercial distribution channels. This group develops new product ideas from a variety of sources, including inventors, suppliers, trade shows, industry conferences, strategic alliances with manufacturing and consumer product companies and our ongoing review of new developments within its targeted product categories. As a result of management's prominence in the infomercial and retail television industry, it also receives unsolicited new product proposals from independent third parties. During the evaluation phase of product development, we evaluate the suitability of the product for television demonstration and explanation as well as the anticipated perceived value of the product to consumers, determines whether an adequate and timely supply of the product can be obtained and analyzes whether the estimated profitability of the product satisfies our criteria.

     We are devoting attention to the development and products specifically targeted at markets outside of North America. We will review its infomercial library on an ongoing basis to select those products which it believes will be successful in Europe and/or Asia and/or its other international markets. When a product which was initially sold domestically is selected for international distribution, the infomercial is dubbed and product literature is created in the appropriate foreign languages. In addition, a review of the product's and the infomercial's compliance with the local laws completed. Our licensed distributor then begins airing the infomercial internationally. We also air shows and distributes products of other independent domestic infomercial companies.

     We obtain the rights to new products created by third parties through various licensing arrangements generally involving royalties related to sales of the product. The amount of the royalty is negotiated and generally depends upon the level of involvement of the third party in the development and marketing of the product. We generally pay the smallest royalty to a third party that only provides a product concept. A somewhat higher royalty is paid to a third party that has fully developed and manufactured a product. We also obtain the rights to sell products which have already been developed, manufactured and marketed through infomercials produced by other companies. In such cases, we generally pay a higher royalty rate to the third party because of the relatively small amount of our resources required to develop the product. We generally seek exclusive worldwide rights to all products in all means of distribution. In some cases, we do not obtain all marketing and distribution rights, but seek to receive a royalty on sales made by the licensor pursuant to the rights retained by the licensor.

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

     RESULTS OF OPERATIONS. Sales in the first quarter of 1999 were $352,477, rising to $20,131,204 in the current quarter. In 1998, costs of sales were $66,664, and gross profit was $53,580. First Quarter comparisons for 1999/2000 quarters show the following:

March 31. . .      1999         2000
------------------------------------
Net Sales . .   352,477   20,131,204
               ---------  ----------
Cost of Sales   284,523   16,354,755
Gross Profit.    67,954    3,785,449
               ---------  ----------
Operating
Expenses. . .   699,101    3,663,584
               ---------  ----------
Result of
Operations. .  (631,147)     121,865
====================================


     It is apparent that the cost of sales has remained virtually constant at 81% of sales, and that a 19% margin of gross profit has been maintained. It is also apparent that operating expenses have improved from 198% of sales in the 1999 quarter down to 18% in the current quarter, with resulting profitability indicated.

     Second  Quarter  comparisons  for  1999/2000  quarters  show the following:

June 30 . . .       1999         2000
-------------------------------------
Net Sales . .  2,885,013   18,804,606
               ----------  ----------
Cost of Sales  1,602,622   15,604,612
Gross Profit.  1,282,391    3,199,994
               ----------  ----------
Operating
Expenses. . .  1,907,561    2,926,015
               ----------  ----------
Result of
Operations. .   (625,170)     273,979

     Second Quarter six month comparisons for 1999/2000 quarters show the following:

June 30 . . .        1999         2000
--------------------------------------
Net Sales . .   3,237,490   38,935,810
               -----------  ----------
Cost of Sales   1,887,145   31,950,367
Gross Profit.   1,350,345    6,985,443
               -----------  ----------
Operating
Expenses. . .   2,606,662    6,589,599
               -----------  ----------
Result of
Operations. .  (1,256,317)     395,844


     The trend toward profitability has continued in the six months ended June 30, 2000. Operating income (shown in the tables as results of operations) expressed as a percentage of Net sales shows: (three months) 273,979/18,804,606 = 1.5%; (six months) 395,844/38,935,810 = 1.0%. These compare to net losses in 1999 periods. While profitability has been achieved, the margin of profitability of less than 2% is not so substantial as to give lasting comfort to our management. We have not yet approached our potential profitability in the opinion of management. We have not achieved a sufficient momentum of successes to assure future profitability. One very successful program may defer the expenses of several failures. The number of attempts is therefore material to the probability of significant improvement in the ultimate margin of profitability. This analysis leads to conclusion that we will require supplemental capital to maintain and increase the number of its projects, in order to continue our improvement beyond its present marginal profitability, or that we will have to find ways to increase its margin of profitability.

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

     Cost of goods sold included the total cost of acquiring actual products for resale and costs and expenses related to sales. Returns and allowances are deducted from sales.

     It follows that a mature analysis requires the cautionary statement, that there is no assurance that we will achieve substantially greater profitability, and that to do so, we must expand our operations with more projects (some of which may succeed, some may not); and to expand operations, we must augment our capital resources.

      Management believes that revenues and growth will continue to increase, but to achieve the continued growth of our business, advertising, promotional and production expenses will remain significant. While the upside potential from successful infomercial marketing is tremendous, the risk of failure is always present. Some of the projects may fail, or all may fail. If some are successful, the success may offset the losses from others significantly or may not. Accordingly, there can be no assurance that substantial profitability will be sustained in the next twelve months in proportion to the rate of growth achieved by this quarterly comparison.

     There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

     Please see Part II, Item 6 for preliminary information concerning the probable acquisition of Reliant Interactive Media Corp. (us) by TeleServices Internet Group, Inc. ("TSIG") (OTCBB:TSIG)


                           PART II: OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

     There are no proceedings, legal, enforcement or administrative, pending, threatened or anticipated involving or affecting this Issuer, except as disclosed herein. We had been named as a defendant in California state court action seeking damages for rent based upon an oral lease/agreement. Management has cross-complained against certain third parties believed to be responsible. Management has settled the claim against it for the nominal sum of $4,750. As of this date our cross-complaint is still pending. As of this date, this matter is not deemed to have any material impact upon us or our financial condition.

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


                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    On June 26, 2000, TeleServices Internet Group, Inc., known as TSIG.com, announced that it has entered into a definitive agreement to acquire Reliant interactive Media Corporation, subject to approval by Reliant Shareholders. A copy of that News Release was attached and filed as an Exhibit to a Form 8-KSB filed on June 26, 2000.

     This acquisition is subject to shareholders approval, however, elements of the transaction are yet to be resolved. An Information Statement will be filed as soon as practical, which will provide details of the proposed transaction. We expect to report further information in current reports on Form 8-KSB, as available.


                                  EXHIBIT INDEX

                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Exhibit                      FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00QF-2     Un-Audited  Financial  Statements  for  the six months ended June 30,
           2000
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2000 has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


                              Dated: June 30, 2000
                         RELIANT INTERACTIVE MEDIA CORP.

                          formerly Reliant Corporation

                                       by

/s/Kevin Harrington                                /s/Tim Harrington
   Kevin  Harrington                                  Tim  Harrington
   chairman and ceo/director                          president and coo/director



/s/Mel Arthur                                      /s/Karl E. Rodriguez
Mel  Arthur                                           Karl  E.  Rodriguez
executive vice president/director                     secretary/director

--------------------------------------------------------------------------------
                                 EXHIBIT 00FQ-2

                         UN-AUDITED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                                 June  30,         December  31,
                                                   2000                1999
                                               (Unaudited)
--------------------------------------------------------------------------------
CURRENT  ASSETS

     Cash  and  cash equivalents (Note 1) . . $     23,480          $     26,404
     Restricted  cash  (Note  1) . . . . . . . . 2,497,213               983,795
     Accounts  receivable  -  net  (Note  1) . . . 277,120                     0
     Receivables  -  other  (Note  4) . . . . . . . . .  0               800,076
     Inventory  (Note  1) . . . . . . . . . . . . . 48,479                57,762
     Employee  advances . . . . . . . . . . . . . . 18,066                10,923
     Prepaid  expenses . . . . . . . . . . . . . . 418,750               229,128
                                                 ---------          ------------
          Total  Current  Assets . . . . . .  $  3,283,108          $  2,108,088
                                              ============          ============
PROPERTY  AND  EQUIPMENT  (Note  1)
     Machinery  and  equipment . . . . . . . . . .  36,625                36,625
     Office  furniture  and  equipment . . . . . .  45,292                45,292
     Leasehold  improvements . . . . . . . . . . .  37,239                     0
                                                 ---------          ------------
          Total  Property  and  Equipment . . . .  119,156                81,917
          Less: Accumulated depreciation . . . . . (34,304)             (24,092)
                                                 ---------          ------------
          Net  Property  and  Equipment . . . . . . 84,852                57,825
                                                 ---------          ------------
OTHER  ASSETS
     Deferred stock offering costs (Note 1) . . . . 50,000                50,000
     Deposits . . . . . . . . . . . . . . . . . . . 79,885                12,773
     Prepaid  advertising  (Note  1) . . . . . . . 966,282               607,166
     Patent  costs  (Note  1) . . . . . . . . . . . 26,668                26,668
                                                 ---------          ------------
          Total  Other  Assets . . . . . . . . . 1,122,835               696,607
                                                 ---------          ------------
          TOTAL  ASSETS . . . . . . . . .  $     4,490,795          $  2,862,520
                                              ============          ============

  The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                                                 June  30,         December  31,
                                                   2000                1999
                                               (Unaudited)
--------------------------------------------------------------------------------
CURRENT  LIABILITIES

     Accounts  payable . . . . . . . . . . . $     760,643         $     944,926
     Accrued  expenses . . . . . . . . . . . . . . 166,022               166,793
     Payables  -  other  (Note  4) . . . . . . . .  92,034                     0
     Allowance for sales returns (Note 1) . . . .  595,368               462,677
     Notes payable-current portion (Note 7) . . .  318,474               112,439
     Notes payable-related parties (Note 6) . .  . 360,156               360,156
     Line  of  credit  (Note  8) . . . . . . . . . . . . 0               132,148
                                                 ---------          ------------
          Total  Liabilities . . . . . . . . . . 2,292,697             2,179,139
                                              ============          ============

COMMITMENTS  AND  CONTINGENCIES  (Note  3)

STOCKHOLDERS'  EQUITY

     Common  stock:  50,000,000  shares  authorized  of  $0.001 par  value,  7,015,971  and  6,310,271  shares  issued
      and  outstanding,  respectively . . . . . . .  7,016                 6,310
     Additional  paid-in  capital . . . . . . .  4,377,393             3,245,049
     Accumulated  deficit . . . . . . . . . .  (2,186,311)           (2,567,978)
                                                 ---------          ------------
          Total  Stockholders'  Equity           2,198,098               683,381
                                                 ---------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   4,490,795         $   2,862,520
                                              ============          ============

  The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                         For the Three Months Ended      For the SixMonths Ended
                                  June 30,                    June  30,
                           2000           1999           2000           1999
--------------------------------------------------------------------------------
NET  SALES . . . . . .  $ 18,804,606  $  2,885,013   $ 38,935,810   $  3,237,490

COST  OF  SALES . . . .   15,604,612     1,602,622     31,950,367      1,887,145
                        ------------  ------------   ------------   ------------
GROSS  PROFIT . . . . . .  3,199,994     1,282,391      6,985,443      1,350,345
                        ------------  ------------   ------------   ------------
OPERATING  EXPENSES

Depreciation . . . . . . . .   5,727         2,676         10,212          5,352
General and administrative 2,009,958     1,815,485      3,948,251      2,296,363
Selling  and  marketing . .  668,033        72,399      2,142,012        274,995
Royalties . . . . . . . . .  184,196             0        398,811              0
Rent . . . . . . . . . . . .  58,101        17,001         90,313         29,952
                        ------------  ------------   ------------   ------------
Total Operating Expenses   2,926,015     1,907,561      6,589,599      2,606,662
                        ============  ============   ============   ============
OPERATING INCOME (LOSS) . .  273,979      (625,170)       395,844    (1,256,317)
                        ------------  ------------   ------------   ------------
OTHER  INCOME  (EXPENSES)

     Interest  expense . .   (4,055)      (14,941)        (16,122)      (20,061)
     Interest  income . . .    1,775            95           1,945            95
                        ------------  ------------   ------------   ------------
Total Other
Income (Expenses) . . . . .  (2,280)      (14,846)        (14,177)      (19,966)
                        ============  ============   ============   ============
INCOME (LOSS) BEFORE
INCOME TAXES . . . . . . .   271,699     (640,016)        381,667    (1,276,283)
INCOME  TAXES . . . . . . . . .    0             0              0              0
                        ------------  ------------   ------------   ------------
NET  INCOME  (LOSS) . .   $  271,699   $ (640,016)   $    381,667   $(1,276,283)
                        ============  ============   ============   ============
BASIC INCOME (LOSS) PER
SHARE (Note 11). . . . .  $     0.04   $    (0.13)   $       0.06   $     (0.29)

FULLY  DILUTED  INCOME  (LOSS)  PER
SHARE  (Note  11) . . .   $     0.04   $    (0.13)   $       0.06   $     (0.29)

  The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                     Additional
                              Common  Stock            Paid-in       Accumulated
                          Shares         Amount        Capital         Deficit
--------------------------------------------------------------------------------
Balance, December
31, 1998 . . . . . . .    3,373,570   $      3,374   $  1,359,985   $(1,234,168)

Common stock issue
for  cash . . . . . . . . 1,098,000          1,098        938,902              0

Common stock issued
for services . . . . . . .  338,700            338        197,662              0

Fractional shares issued in the
 reverse stock split . . . . . .  1              0              0              0

Common stock issued for acquisition
of TPH  Marketing, Inc.   1,500,000          1,500        748,500              0

Net loss for the year ended
December 31, 1999 . . . . . . . . 0              0              0    (1,333,810)
                       ------------   ------------   ------------   ------------
Balance,
December 31, 1999 . . . . 6,310,271          6,310      3,245,049    (2,567,978)

Capital withdrawals
(unaudited) . . . . . . . . . . . 0             0        (166,100)             0

Common stock issued for  services
(unaudited) . . . . . . . . 205,700           206         398,944              0

Common  stock  issued  for  cash
 (unaudited) . . . . . . .  500,000           500         999,500              0

Stock offering costs
(unaudited) . . . . . . . . . . . 0             0        (100,000)             0

Net income for the six months
ended June 30, 2000
(unaudited) . . . . . . . . . . . 0             0               0        381,667
                       ------------   ------------   ------------   ------------
Balance, June 30, 2000
(unaudited) . . . . . .   7,015,971    $    7,016    $  4,377,393   $(2,186,311)
                       =============   ==========    ============   ============

  The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                       For  the  Three Months Ended   For the Six  Months  Ended
                                 June  30,                    June  30,
                           2000           1999          2000            1999
--------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net  income  (loss) .  $    271,699   $  (640,016)   $    381,667   $(1,276,283)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation . . . . . . . .  5,727          2,676         10,212          5,352
Bad  debts . . . . . . . . . . .  0         17,410              0         17,410
Amortization of
prepaid advertising . . .   173,045              0        367,655              0
Allowance for
sales returns . . . . .   (112,431)              0        132,691              0
Common stock issued
for services . . . . . .    341,400        752,750        399,150        800,500

Changes in assets and liabilities:
Restricted cash .,.,.,  (1,384,498)              0    (1,513,418)              0
Receivables . . . . . .   1,071,403      (799,855)        522,956    (1,065,085)
Inventory . . . . . . . . .   2,962       (64,313)          9,283       (36,971)
Deposits . . . . . . . . . . .    0              0       (67,112)         12,773
Prepaids and advances .   (196,808)         20,396      (196,765)        (1,050)
Prepaid advertising . .   (303,286)      (378,647)      (726,771)      (366,710)
Other assets . . . . . . . . .    0       (10,000)              0       (10,000)
Cash overdraft . . . . . . . .    0         91,647              0         91,647
Accounts payable . . .  (1,000,085)        410,408       (92,249)        488,783
Accrued expenses . . . . . .  (483)          (321)          (771)         38,479
                       ------------   ------------   ------------   ------------
Net Cash Used in
Operating Activities .  (1,131,355)      (597,865)      (773,472)    (1,301,155)
                       ------------   ------------   ------------   ------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Purchase of
property and equipment . . . .    0              0       (37,239)              0
                       ------------   ------------   ------------   ------------
Net Cash Used in
Investing Activities . . . . .    0              0       (37,239)              0
                       ------------   ------------   ------------   ------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
                       ------------   ------------   ------------   ------------
Proceeds from notes
payable . . . . . . . .     278,750              0        278,750              0
Capital withdrawals . .    (27,600)              0      (166,100)              0
Proceeds from notes
payable-related parties . . .     0              0              0        247,177
Payments on notes
payable-related parties   .(72,715)        (8,279)       (72,715)        (8,279)
Payments on line of credit. .     0              0      (132,148)              0
Proceeds from issuance
of common stock. . . .    1,000,000        550,000      1,000,000        940,000
Stock offering costs      (100,000)              0      (100,000)              0
                       ------------   ------------   ------------   ------------
Net  Cash  Provided  by  Financing
Activities             $  1,078,435   $    541,721   $    807,787   $  1,178,898
                       ------------   ------------   ------------   ------------

  The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                      For  the  Three Months Ended   For the Six  Months  Ended
                                 June  30,                    June  30,
                           2000           1999           2000           1999
                       ------------   ------------   ------------   ------------
NET  INCREASE  (DECREASE)  IN  CASH  AND
 CASH  EQUIVALENTS . . $   (52,920)   $   (56,144)   $    (2,924)   $  (122,257)

CASH  AND  CASH  EQUIVALENTS,
 BEGINNING  OF  PERIOD . .   76,400         56,144         26,404        122,257
                       ------------   ------------   ------------   ------------
CASH  AND  CASH  EQUIVALENTS,
 END  OF  PERIOD . .  $      23,480    $         0    $    23,480    $         0
                       ============   ============   ============   ============
Cash  payments  for:

     Income  taxes  . $           0    $         0    $         0    $         0
     Interest . . .   $       4,055    $    14,941    $    16,122    $    20,061

Non-cash  financing  activities:

Common stock issued
for services . . . .  $     341,400    $   752,750    $   399,150    $   800,500

Common stock issued
for other assets . .  $           0    $    10,000    $         0    $    10,000

  The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


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

     New  Accounting  Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets and liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Accounting  Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

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

          Leasehold  improvement                5  years
          Office  furniture  and  equipment     5  to  7  years
          Machinery  and  equipment             5  to  7  years

Depreciation expense for the six months ended June 30, 2000 and 1999 was $10,212 and $5,352, respectively.

     Patent  Costs

These costs will be amortized on the straight-line method over their remaining lives beginning when the patents are received which is expected to be in 2000.

     Accounts  Receivable

Accounts receivable are shown net of the allowance for doubtful accounts of $14,019 at June 30, 2000 and December 31, 1999.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Prepaid  Advertising

     Prepaid  advertising  consisted  of  the  following:
                                                      June  30,   December  31,
                                                        2000          1999
                                                    (Unaudited)
--------------------------------------------------------------------------------
Production  costs  of  infomercials            $   1,537,750         $   810,979
          Production  costs  of  tv  shows            52,430              52,430

Subtotal                                           1,590,180             863,404
          Less:  accumulated  amortization          (623,898)          (256,243)
                                               -------------         -----------

          Net  prepaid  advertising            $     966,282         $   607,166
                                               =============         ===========

     These advertising costs are amortized over the useful life of the infomercials and tv shows which is estimated at 18 months. The production costs begin amortizing when they begin broadcasting. Each product that has production costs is evaluated at year end for the recoverability of those costs. Production costs of products that are no longer being sold are fully expensed in the year that sales cease. Amortization expense relating to prepaid advertising was $367,655 for the six months ended June 30, 2000 and is included in selling and marketing expense.

     Credit  Risks

The Company maintains its cash accounts primarily in one bank in Florida. The Federal Deposit Insurance Corporation insures accounts to $100,000. The Company's accounts occasionally exceed the insured amount.

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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE  1 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Income  Taxes

Under the provisions of SFAS No. 109, the Company's policy is to provide deferred income taxes related to property and equipment, inventories, net operating losses and other items that result in differences between the financial reporting and tax basis of assets and liabilities.

No provision for federal income taxes has been made at June 30, 2000 due to accumulated operating losses. The Company has accumulated approximately $2,100,000 of net operating losses as of June 30, 2000, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operation loss carryforwards. Accordingly, a valuation allowance has been provided for the net operating losses in full. The carryforwards expire in 2019. KHE and CTN operated as S corporations prior to their acquisition in 1998. The results of their operations since acquisition have been included in the net operating income at June 30, 2000.

     Revenue  Recognition

Revenue is recognized upon shipment of goods to the customer. The Company has adopted a returns policy whereby the customer can return any goods received within 30 days of receipt for a full refund. The Company makes an allowance for returns based on past history and experience. At June 30, 2000 and December 31, 1999, the allowance was $595,368 and $462,677, respectively.

     Restricted  Cash

The Company uses the services of an independent fulfillment center (the Center) to receive and process orders for the Company. The Center collects payments from charge cards or checks. The Center has set up a cash reserve for potential charge card chargebacks and returns of product for refund. The chargeback reserve is 3% of all charge card sales and any chargebacks are credited out of this reserve. The reserve for returns is 7% on all sales and any returns are refunded out of this reserve. The total cash reserved at June 30, 2000 and December 31, 1999 was $2,497,213 and $983,795, respectively, and has been classified as restricted cash.

     Deferred  Stock  Offering  Costs

Deferred stock offering costs are recorded at cost. The costs will be charged to paid-in capital upon completion of the specific offering.

     Unaudited  Consolidated  Financial  Statements

The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE  2  -     REVERSE  STOCK  SPLIT

On March 23, 1999, the Company completed a reverse stock split on a 1 share for 5 share basis. No shareholder was reduced to less than 100 shares. All references to shares issued and outstanding have been restated to reflect the reverse stock split.

NOTE  3  -   COMMITMENTS  AND  CONTINGENCIES

     Employment  Agreements

The Company has entered into an employment agreement with Kevin Harrington, CEO of the Company. Mr. Harrington will receive an annual salary of $120,000 and it will increase by $12,000 each year over the life of the agreement. In addition, Mr. Harrington shall receive 100,000 shares of the Company's common stock for each $10,000,000 in gross revenues of the Company with a maximum of 3,000,000 shares to be issued. No shares have been issued at June 30, 2000 as a result of this revenue performance bonus. The employment agreement ends on December 1, 2003.

The Company has entered into an employment agreement with Tim Harrington, President of the Company. Mr. Harrington will receive an annual salary of $120,000 and it will increase by $12,000 each year over the life of the agreement. In addition, Mr. Harrington shall receive 100,000 shares of the Company's common stock for each $10,000,000 in gross revenues of the Company with a maximum of 2,000,000 shares to be issued. No shares have been issued at June 30, 2000 as a result of this revenue performance bonus. The employment agreement ends on December 1, 2003.

The Company has entered into an employment agreement with Mel Arthur, Executive Vice President of the Company. Mr. Arthur will receive an annual salary of $120,000. In addition, Mr. Arthur shall receive 100,000 shares of the Company's common stock for each $10,000,000 in gross revenues of the Company with a maximum of 900,000 shares to be issued. No shares have been issued at June 30, 2000 as a result of this revenue performance bonus. The employment agreement ends on December 31, 2003.

     Office  Lease

The Company entered into a five (5) year non-cancelable office lease beginning March 1, 2000. Payments are currently $13,422 per month through August 2000 and increase to $14,902 in September 2000. Future minimum lease payments under the lease are as follows:

               Year  ending               Operating
               December  31,                Lease
                 -------------------------------------
                 2000                    $     140,143
                 2001                          185,304
                 2002                          193,079
                 2003                          200,854
                 2004                          208,629
                 2005  and  thereafter          34,988
                 -------------------------------------
                 Total  lease  payments  $     962,997
                 =====================================

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE  4  -     RECEIVABLES  (PAYABLES)  -  OTHER

The Company uses the services of a fulfillment center (Center) located in Dallas, Texas. The Center receives, processes and ships orders on behalf of the Company. The Center also collects payment on the products it sells for the Company. At June 30, 2000, the Company owed the Center $92,034 and at December 31, 1999, the Center owed the Company $800,076. These amounts result from payments received less amounts due the Center for the services it rendered to the Company.

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

On May 3, 1999, the Company acquired TPH Marketing, Inc. (TPH). TPH's two (2) shareholders are the Company's CEO and his brother, making this a related party transaction. The Company acquired 100% of TPH and TPH became a wholly-owned subsidiary. The Company issued 1,500,000 post-split shares of its common stock in the acquisition. The shares were valued at $750,000 or $0.50 per share, the market price of the stock at the time of the acquisition. TPH had no financial statements or assets and liabilities at the time of acquisition. The essence of the arrangement was to provide Kevin Harrington and Tim Harrington additional compensation in the form of common stock through the purchase of TPH. As a result, the shares are being shown as issued for compensation expense with a charge to operating expenses in the amount of $750,000.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


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

During the second quarter of 2000, the Company issued 500,000 shares of its common stock for cash of $1,000,000 or $2.00 per share. The Company paid $100,000 in stock offering costs as a result of the stock offering. The Company also issued 170,700 shares of its common stock for services rendered, valued at $341,400 or $2.00 per share, the market price of the stock at the time of issuance. In addition, shareholders of the Company withdrew $27,600 against capital previously contributed by them to the Company. The original contributions were recorded as additional paid-in capital and the withdrawals are a reduction in the same account.

NOTE  6  -     NOTES  PAYABLE  -  RELATED  PARTIES

     Notes  payable  -  related  parties  consisted  of  the  following:

                                                       June30,     December  31,
                                                        2000            1999
                                                    (Unaudited)
--------------------------------------------------------------------------------
Note  payable  to  a  shareholder,  unsecured,
interest  at  8.0%,  interest  payments  due  quarterly
beginning  March  31,  1999,  principal  balance  due
December  31,  2000.                                 $   35,156       $   35,156

Note  payable  to  a  shareholder,  unsecured,  interest
at  8.0%,  interest  payments  due  quarterly  beginning
March  31,  1999,  principal  balance  due  December
31,  2000.                                               50,000           50,000

Note  payable  to  a  related  company,  unsecured,
interest  at  10%,  principal  and  interest  balance
due  on  demand.                                        125,000          125,000

Note  payable  to  a  related  company,  unsecured,
interest  at  10%,  principal  and  interest  balance
due  on  demand.                                        100,000          100,000

Note  payable  to  a  related  company,  unsecured,
interest  at  10%,  principal  and  interest  balance
due  June  1,  2000.                                     50,000           50,000
                                                      ---------        ---------
Total  notes  payable  -  related  parties              360,156          360,156

Less:  current portion                                 (360,156)       (360,156)
                                                      ---------        ---------
Long-term  notes  payable  -  related  parties        $       0        $       0

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE  6  -     NOTES  PAYABLE  -  RELATED  PARTIES  (Continued)

     Maturities  of  notes  payable  -  related  parties  are  as  follows:

            Period  Ending
               June  30,
           ---------------
           2001 . . . . . . . . . . . . . . . . . . . . . . . . .  $     360,156
           Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . .  0
                                                                   -------------
           Total . . . . . . . . . . . . . . . . . . . . . . . . . $     360,156
                                                                   =============

NOTE  7  -     NOTES  PAYABLE

     Notes  payable  consisted  of  the  following:

                                                June  30,          December  31,
                                                  2000                  1999
                                              (Unaudited)
--------------------------------------------------------------------------------
Note  payable  to  Nations  Bank,  secured  by  stock,
interest  at  10%,  interest  payments  due  monthly,
principal  balance  due  on demand. . . . . . $     39,724          $     39,724

Note  payable  to  a  company,  unsecured,  interest
at  8.0%,  interest  payments  due  monthly,  principal
balance  due  July  8,  2000. . . . . . . . . . . . . .  0                72,715

Note  payable  to  an  individual,  secured  by  inventory
of  the  Company,  interest  at  3.0%  per  month  until
paid,  balance  due  on  demand. . . . . . . . . . 278,750                     0
                                               -----------           -----------
Total  notes  payable . . . . . . . . . . . . . .  318,474               112,439
Less:  current portion . . . . . . . . . . . . .  (318,474)            (112,439)
                                               -----------           -----------
Long-term  notes  payable . . . . . . . . . .  $         0           $         0
                                               ===========           ===========

     Maturities  of  notes  payable  are  as  follows:


            Period  Ending
               June  30,
           ---------------
           2001 . . . . . . . . . . . . . . . . . . . . . . . . .  $     318,474
           Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . .  0
                                                                   -------------
           Total                                                   $     318,474
                                                                   =============

NOTE  8  -     LINE  OF  CREDIT

The Company has a line of credit with Nations Bank of $150,000. As of June 30, 2000 and December 31, 1999, the balance owed was $-0- and $132,148, respectively. Borrowings under the line of credit are guaranteed by the Company and bear interest at 9.5%.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE  9  -     FINANCIAL  INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amount of long-term debt approximates fair value based on the borrowing rate (10.0%) currently held by the Company for a bank loan.

NOTE  10  -     OUTSTANDING  STOCK  OPTIONS

The Company applies Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 32 percent for all years; risk-free interest rates of 10.0 percent and expected lives of 4.0 years.

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) would have been changed by the pro forma amounts indicated below:

                                                      June30,
                                            2000                  1999
--------------------------------------------------------------------------------
     Net  income  (loss):
       As  reported                   $     381,667          $     (1,276,283)
       Pro  forma                     $     328,195          $     (1,276,283)

     Basic  income  (loss)  per  share:
       As  reported                   $        0.06          $          (0.29)
       Pro  forma                     $        0.05          $          (0.29)

During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE  10  -     OUTSTANDING  STOCK  OPTIONS  (Continued)

A summary of the status of the Company's stock option plans as of June 30, 2000 and changes during the year is presented below:

                                                           June  30,
                                                             2000
--------------------------------------------------------------------------------
                                                                  Weighted
                                                                   Average
                                                     Shares       Exercise
                                                                    Price
--------------------------------------------------------------------------------
     Outstanding,  December  31,  1999
          Granted                                   420,000            5.00
          Canceled                                        0               0
          Exercised                                       0               0
                                                    -----------------------
     Outstanding,  June  30, 2000                   420,000      $     5.00
                                                    -----------------------
     Exercisable,  June  30, 2000                   210,000      $     3.25
                                                    -----------------------
     Weighted  average  fair  value  of  options                 $     2.12
                                                                 ==========


                                    Outstanding                 Exercisable
--------------------------------------------------------------------------------
                              Weighted
                               Average        Weighted                  Weighted
                    Number    Remaining       Average       Number       Average
                 Outstanding Contractual      Exercise    Exercisable   Exercise
Exercise Prices  at 6/30/00      Life           Price     at  6/30/00     Price
--------------------------------------------------------------------------------

$  2.50             105,000        4.00      $  2.50       105,000       $  2.50
   4.00             105,000        4.00         4.00       105,000          4.00
   6.00             105,000        4.00         6.00             0             0
   7.50             105,000        4.00         7.50             0             0

$ 2.50-7.50         420,000        4.00      $  5.00       210,000       $  3.25

The options were granted as compensation and additional bonuses to certain officers of the Company. These options were issued with an exercise price above the market value of the stock at the date of issuance.

Additional stock options are available to Kevin Harrington, Tim Harrington and Mel Arthur based on the stock trading performance of the Company's common stock. If the Company's shares are trading at a price of $15.00 per share, 256,500 options will be granted at an exercise price of $7.50 per share. If the Company's shares are trading at a price of $20.00 per share, 256,500 options will be granted at an exercise price of $7.50 per share. If the Company's shares are trading at a price of $25.00 per share, 327,000 options will be granted at an exercise price of $7.50 per share. As of June 30, 2000, the Company's common stock has not reached any of the performance measurements mentioned above.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE  11  -     BASIC  AND  DILUTED  EARNINGS  PER  SHARE

The computation of basic and diluted income per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:



                       For  the  Six  Months  Ended   For  the Six Months  Ended
                               June  30,  2000             June  30,  1999
         Income      Shares      Per-Share       Loss       Shares     Per-Share
       (Numerator)(Denominator)    Amount     (Numerator)(Denominator)  Amount
--------------------------------------------------------------------------------

Basic Earnings (Loss) Per Share

Income available to
common stockholders
    $     381,667     6,500,548   $  0.06  $ (1,276,283)   4,434,995   $  (0.29)

Effect  of  Dilutive  Securities

Common stock options
                0       420,000         0             0            0          0
--------------------------------------------------------------------------------
Diluted  Earnings  (Loss)  Per  Share

Income available  to
common stockholders
plus assumed conversions
    $     381,667     6,920,548   $  0.06   $ (1,276,283)  4,434,995   $ (0.29)
================================================================================


                    For  the Three Months Ended      For the Three Months  Ended
                           June  30,  2000                 June  30,  1999
   Income          Shares          Per-Share       Loss      Shares    Per-Share
(Numerator)     (Denominator)        Amount    (Numerator) (Denominator)  Amount

Basic  Earnings  (Loss)  Per  Share

Income  available  to
common  stockholders
$    271,699       6,684,778        $ 0.04    $  (640,016)   5,095,192  $ (0.13)
                                   =======                              ========
Effect  of  Dilutive  Securities

Common  stock  options
           0         420,000             0              0            0        0
--------------------------------------------------------------------------------

Diluted  Earnings  (Loss)  Per  Share

Income  available  to
common  stockholders
plus  assumed  conversions
$    271,699       7,104,778        $ 0.04     $  (640,016)  5,095,192  $ (0.13)

Options to purchase 420,000 shares of commonstock were outstanding at June30,2000 (see Note 10). These options expire on June 30, 2004 and were issued with an exercise price equal to or above the market value of the stock at the date ofissuance and have been included in the computation of diluted earnings per share.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE  12  -     SUBSEQUENT  EVENTS

The Company has entered into an Agreement and Plan or Reorganization (Agreement) with TeleServices Internet Group, Inc. (TSIG). As part of the Agreement, the Company will transfer its assets, liabilities and business operations to As Seen On Tv pc.com, Inc. (ASOT) in exchange for shares of stock of this private company. TSIG will then acquire 100% of the stock of ASOT in exchange for shares of TSIG common stock. The Agreement is subject to majority shareholder approval and can be canceled by either party involved if TSIG's stock is trading below a certain price level at the time the Agreement is finalized.