Form 10QSB/A
period 2000-06-30
RELIANT INTERACTIVE MEDIA CORP
filed 2000-08-11
CIK 1074082

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


                                  FORM 10-Q-SB-A1

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

                          PART I: FINANCIAL INFORMATION

     Attached hereto and incorporated herein by this reference are the following financial statements:
--------------------------------------------------------------------------------
Exhibit      FINANCIAL  STATEMENTS
00QF-2     Un-Audited  Financial  Statements  for  the six months ended June 30,
           2000
--------------------------------------------------------------------------------


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

     We have entered into two letter agreements with Institutional Equity Corporation ( IEC ):

     First, an engagement letter for IEC to conduct a private placement for us, to raise a minimum of $500,000 and a maximum of $2,000,000 (to be in reliance on Regulation D, Rule 506, and section 4(2) of the Securities Act of 1933). Units consisting of 10,000 shares each are to be sold for $20,000 each. The sum of $1,000,000 was raised in this private placement, and it has been closed. IEC is to be paid a fee equal to 10% of the proceeds and has the right to acquire up to 100,000 shares of common stock, at $3.00 per share, for every million dollars raised, or a proportional fractional adjustment. This right to acquire shares lasts until 18 months from the closing of the placement. The placement is on a best efforts basis. There is no guaranty that any shares will be placed.

     Second, a firm commitment has been received from IEC to raise $10,000,000 in a registered offering of securities. The structure of this offering has not been determined. Gross underwriting discounts of approximately 10% of the offering price and a 2% non-accountable expense allowance is to be paid to IEC from these offering proceeds. A $50,000 fee has been paid towards an advance of $100,000 to be applied against the gross underwriting commissions. This $50,000 fee was funded by a loan of that amount from Oasis Entertainment's Fourth Movie Project, Inc., a shareholder of Reliant. The loan is payable in six months from December 1, 1999, and bears 10% interest per annum. The expenses of IEC in connection with this offering will also be reimbursed from the offering proceeds and are estimated to be $650,000. IEC will also receive warrants for 10% of the securities purchased by underwriters, good for four years, at an exercise price of 120% of the offering price. It is doubtful, however , that we will proceed with this underwriting.

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


                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    On June 26, 2000, TeleServices Internet Group, Inc., known as TSIG.com, announced that it has entered into a definitive agreement to acquire the assets of Reliant interactive Media Corporation, subject to approval by Reliant Shareholders. A copy of that News Release was attached and filed as an Exhibit to a Form 8-KSB filed on June 26, 2000.

     At the time of this report certain material terms of the agreement with TSIG.com have been re-negotiated. An information statement will be filed with The Securities and Exchange Commission and mailed to our shareholders as soon As practicable to disclose the complete terms of this proposed transaction.


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