Form 10QSB
period 2000-09-30
RELIANT INTERACTIVE MEDIA CORP
filed 2000-11-20
CIK 1074082

--------------------------------------------------------------------------------
                                 Tim Harrington
                                    PRESIDENT
             2701 N. Rocky Point Dr., Suite 200 Tampa Florida 33607
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                  FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

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


Securities  registered  pursuant  to  Section  12(g)  of  the Act:     7,358,821

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 2000 the number of shares outstanding of the Registrant's Common Stock was 7,358,821.

                          PART I: FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS.

    Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                        FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00QF-3 Un-Audited Financial Statements for the three and nine months ended September 30, 2000
--------------------------------------------------------------------------------

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS. We are in the zone of marginal profitability, but have only limited capital resources. While revenues are increasing, it may be necessary for us to seek additional capital over time to optimize the accomplishment of our business plan. The following disclosure treats our interim funding for the year now past, and our plans and arrangements for future funding. Without regard to whether current revenues might be sufficient to maintain liquidity, new projects must be undertaken to generate future revenues. Every media-marketing project has a useful life, some longer or shorter than others, but all eventually run their course. We do not consider it prudent to be passive about generating new projects, and we have determined that significant new funds are highly desirable, and possibly necessary to aggressively approach operations in the first half of year 2001.

     We have sufficient working capital to continue operations for the next twelve months. However, much of our buisness relies upon the purchase of media and inventory in advance of sales. At the present time we are having to rely on financing media and inventory at a relatively high cost in order to maximize our profitability.

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

     EXPECTED  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT. None.

     EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The comparison of the three months and nine months ended September 30, 2000, 1999, is first presented in tablular form (selected financial information: please see financial statements). This comparison shows general modest improvement in current operations.

             The Remainder of this Page is Intentionally left Blank

THIRD QUARTER . . . . . .                   THREE MONTHS                      NINE MONTHS
COMPARISONS  2000, 1999
Operations.                                  July 1 to Sept 30               Jan 1 to Sept 30
                                         2000                1999           2000          1999
-----------------------------------------------------------------------------------------------
Net Sales . . . . . . . .  $       22,135,701   $       5,918,342   $ 61,071,511   $ 9,155,832
Cost of Sales . . . . . .         -17,724,136          -3,818,734    -49,674,503    -5,705,879
 Gross Profit . . . . . .           4,411,565           2,099,608     11,397,008     3,449,953
Depreciation. . . . . . .              -5,727              -2,676        -15,939        -8,028
General & Administrative.          -2,554,964          -1,087,208     -6,503,215    -3,383,571
Selling and Marketing . .          -1,102,256            -585,515     -3,244,268      -860,510
Royalties . . . . . . . .            -347,473                   0       -746,284             0
Rent. . . . . . . . . . .             -27,285             -15,205       -117,598       -45,157
 Total Expenses . . . . .          (4,037,705)         (1,690,604)   (10,627,304)   (4,297,266)
 Income (Loss):
  Operations. . . . . . .             373,860             409,004        769,704      (847,313)
Interest Expense. . . . .             -26,040             -12,450        -42,162       -32,511
Interest Income . . . . .                 376                 261          2,321           356
 Income (Loss)
 Other. . . . . . . . . .             (25,664)            (12,189)       (39,841)      (32,155)
Income/(Loss) before. . .             348,196             396,815        729,863      (879,468)
Income Taxes
Income Taxes. . . . . . .             196,193                   0        196,193             0
Net Income (Loss) . . . .             152,003             396,815        533,670      (879,468)



     The continuous trend toward profitiability has been sustained. While profitability has been achieved, the margin of profitability is not so substantial as to give lasting comfort to our management. We have not yet approached our potential profitability in the opinion of management. We have not achieved a sufficient momentum of successes to assure future profitability. One very successful program may defer the expenses of several failures. The number of attempts is therefore material to the probability of significant improvement in the ultimate margin of profitability. This analysis leads to conclusion that we will require supplemental capital to maintain and increase the number of its projects, in order to continue our improvement beyond its present marginal profitability, or that we will have to find ways to increase its margin of profitability. We have had some successes and some failures in the nine moths of year 2000.

     It may be useful to compar the three quarters and nine monthe of year 2000, and the year ended December 31, 1999.

 THREE QUARTER/NINE MONTH/ONE YEAR COMPARISONS 2000, 2000, 1999                                   Year ended
 Operations. . . . . . . . . . . . . . . . . .  Three Quarteres, 2000                  Nine        December
                                                                                      Months          31,
                                        1st.           2nd,           3rd              2000          1999
--------------------------------------------------------------------------------------------------------------
Net Sales. . . . . . . .   $         20,131,204   $ 18,804,606   $ 22,135,701      $ 61,071,511   $21,442,009
Cost of Sales. . . . . . .          -16,345,755    -15,604,612    -17,724,136  .    -49,674,503       666,540
 Gross Profit. . . . . .              3,785,449      3,199,994      4,411,565        11,397,008    22,108,549
Depreciation . . . . . .                 -4,485         -5,727         -5,727           -15,939        13,834
General & Administrative .           -1,938,293     -2,009,958     -2,554,964        -6,503,215        64,967
Selling and Marketing. .             -1,473,979       -668,033     -1,102,256        -3,244,268     4,536,760
Royalties. . . . . . .                 -214,615       -184,196       -347,473 .        -746,284     2,083,433
Rent . . . . . . . .  .                 -32,212        -58,101        -27,285  .       -117,598       287,724
 Total Expenses. . . .               (3,663,584)    (2,926,015)    (4,037,705)      (10,627,304)    6,986,718
 Income (Loss):
  Operations . . . .                    121,865        273,979        373,860           769,704             0
Interest Expense . .  .                 -12,067         -4,055        -26,040           -42,162       -37,377
Other Income . . . . ..                     170          1,775            376             2,321           524
 Income (Loss)
 Other . . . . . . . .                  (11,897)        (2,280)       (25,664)          (39,841)      (36,853)
Income/(Loss) before
Income Taxes . . . .  .                 109,968        271,699        348,196           729,863       (36,853)
Income Taxes . . . . ..                       0              0        196,193           196,193             0
Net Income (Loss . . ..                 109,968        271,699        152,003           533,670       (36,853)


     Income  from  operations  has  continued  to  improve,  quarter by quarter.
Interest expense has reduced total profitability for the third most recent quarter. We have also arrived at a level of profitability where income taxes become a factor in the final result. Otherwise, and in general, we have reached a plateau of marginal profitability, but have not yet acheived the level of growth we had expected.

     During the fist nine moths of 2000, sales continued to grow and have now tripled the total for the previous year. Each quarters results come from projects in place, led by those developed in the previous quarters. Much of this growth has been generated from sales from the computer related infomercials that are changed periodically to reflect technological advances. While a majority of our revenues are relfected in computer sales, the margin of profitablity on these sales is not as high as other traditional consumer products sold via infomercials.

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

     Please see Part II, Item 5 for information concerning the probable acquisition of Reliant Interactive Media Corp. (us) by TeleServices Internet
Group,  Inc.  ("TSIG")  (OTCBB:TSIG)


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

     We have been named as one of the co-defendants in Federal District Court in New Jersey in a class action suite seeking damages against our company, Systemax, Inc., Microtek Lab, Inc., Microsoft Network (MSN) and Canon Business
Machines, Inc. for claims in regards to claims that certain representations were made in connection with the sales of a bundled computer system with various rebates provided by the various manufacturers. The defendants have joined to aggresively defend this action, but at this point no answers have been filed in the proceedings.

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. The Company has entered into an agreement and Plan of Reorganization (Agreement) with TeelSErvices Internet Group, Inc. (TSIG). As part of the Agreement, The Company will transfger its assets, liabilities and business operations to AsSeenOnTVpc.com, Inc (ASOT) in exchange for shares of stock of this private company. TSIG would then acquire 100% of the stock of ASOT in exchange for shares of TSIG common Stock. An Information Statement on Form
14C  was  filed  October  5,  2000  and  is  incorporated  herein  by reference.

     The Agreement has received approval by majority shareholder action, pursuant to the laws of Nevada. Our Directors have determined to delay the closing because (1) certain conditions precedent to closing have not been met by TSIG; and (2) certain previously undisclosed matters, that would be determinative of whether or not Reliant would proceed to a closing, are yet being evaluated by Reliant. TSIG was notified of this delay on November 16, 2000.

ITEM  6.  REPORTS  ON  FORM  8-K.  None

EXHIBIT  INDEX:  Financial  Statements

--------------------------------------------------------------------------------
Exhibit      FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00QF-3     Un-Audited  Financial  Statements for the three and nine months ended
           September  30,  2000
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000 has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  November  17,  2000
                         RELIANT INTERACTIVE MEDIA CORP.

                          formerly Reliant Corporation

                                       by

/s/Kevin Harrington          /s/Tim Harrington
   Kevin  Harrington            Tim  Harrington
   chairman and ceo/director    president and coo/director


/s/Mel Arthcu                               /s/Karl E. Rodriguez
   Mel  Arthur                                 Karl E. Rodriguez
   executive vice president/director           secretary/director


--------------------------------------------------------------------------------
                                 EXHIBIT 00FQ-3

                         UN-AUDITED FINANCIAL STATEMENTS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                                September  30,     December  31,
                                                    2000               1999
                                                (Unaudited)
--------------------------------------------------------------------------------
CURRENT  ASSETS

Cash and cash equivalents (Note 1)             $      21,629    $         26,404
     Restricted  cash  (Note  1)                   1,718,763             983,795
     Accounts  receivable  -  net  (Note  1)          23,476                   0
     Receivables  -  other  (Note  4)              1,874,305             800,076
     Inventory  (Note  1)                            120,837              57,762
     Employee  advances                               17,960              10,923
     Prepaid  expenses                               699,418             229,128
                                              --------------    ----------------
          Total  Current  Assets                   4,476,388           2,108,088
                                              --------------    ----------------

PROPERTY  AND  EQUIPMENT  (Note  1)

     Machinery  and  equipment                        36,625              36,625
     Office  furniture  and  equipment                45,292              45,292
     Leasehold  improvements                          37,239                   0
                                              --------------    ----------------
          Total  Property  and  Equipment            119,156              81,917
          Less:  Accumulated  depreciation           (40,031)           (24,092)
                                              --------------    ----------------
          Net  Property  and  Equipment               79,125              57,825
                                              --------------    ----------------
OTHER  ASSETS
     Deferred stock offering costs (Note 1)           50,000              50,000
     Deposits  and  other  assets                     86,934              12,773
     Prepaid  advertising  (Note  1)               1,117,884             607,166
     Patent  costs                                         0              26,668
                                              --------------    ----------------
          Total  Other  Assets                     1,254,818             696,607
                                              --------------    ----------------
          TOTAL  ASSETS                       $    5,810,331    $      2,862,520
                                              ==============    ================


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                     LIABILITIES  AND  STOCKHOLDERS'  EQUITY

                                           September  30,          December  31,
                                               2000                     1999
                                            (Unaudited)
--------------------------------------------------------------------------------
CURRENT  LIABILITIES
     Accounts  payable                    $     1,349,525          $     944,926
     Accrued  expenses                             96,238                166,793
     Income  taxes  payable  (Note  1)            196,193                      0
     Allowance for sales returns (Note 1)         447,626                462,677
     Notes payable-current portion (Note 7)       679,092                112,439
     Notes payable-related parties (Note 6)       360,156                360,156
     Line  of  credit  (Note  8)                        0                132,148
                                          ---------------         --------------
          Total  Liabilities                    3,128,830              2,179,139
                                          ---------------         --------------
COMMITMENTS  AND  CONTINGENCIES  (Note 3)

STOCKHOLDERS'  EQUITY

     Common  stock:  50,000,000  shares  authorized  of  $0.001 par  value,  7,358,821  and  6,310,271  shares  issued
      and  outstanding,  respectively               7,359                  6,310
     Additional  paid-in  capital               4,708,450              3,245,049
     Accumulated  deficit                      (2,034,308)           (2,567,978)
                                          ---------------         --------------
          Total  Stockholders'  Equity          2,681,501                683,381
                                          ---------------         --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $    5,810,331         $    2,862,520
================================================================================


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                    For the Three             For the Nine
                                   Months  Ended              Months Ended
                                   September  30,            September  30,
                                2000         1999          2000          1999
--------------------------------------------------------------------------------
NET  SALES                 $ 22,135,701  $ 5,918,342  $ 61,071,511  $  9,155,832
COST  OF  SALES              17,724,136    3,818,734    49,674,503     5,705,879
                           -----------------------------------------------------
GROSS PROFIT                  4,411,565    2,099,608    11,397,008     3,449,953
                           -----------------------------------------------------
OPERATING  EXPENSES

     Depreciation                 5,727        2,676        15,939         8,028
General and administrative    2,554,964    1,087,208     6,503,215     3,383,571
Selling  and  marketing       1,102,256      585,515     3,244,268       860,510
     Royalties                  347,473            0       746,284             0
     Rent                        27,285       15,205       117,598        45,157
                           -----------------------------------------------------
Total Operating Expenses      4,037,705    1,690,604    10,627,304     4,297,266
                           -----------------------------------------------------
OPERATING  INCOME  (LOSS)       373,860      409,004       769,704     (847,313)
                           -----------------------------------------------------
OTHER  INCOME  (EXPENSES)
     Interest  expense         (26,040)     (12,450)      (42,162)      (32,511)
     Interest  income              376          261         2,321            356
                           -----------------------------------------------------
Total Other Income (Expenses)  (25,664)     (12,189)      (39,841)      (32,155)
                           -----------------------------------------------------
INCOME (LOSS) BEFORE
INCOME TAXES                   348,196      396,815       729,863      (879,468)
                           -----------------------------------------------------
INCOME  TAXES                  196,193            0       196,193              0
                           -----------------------------------------------------
NET  INCOME  (LOSS)      $     152,003   $  396,815   $   533,670  $   (879,468)
                           =====================================================
BASIC INCOME (LOSS)
PER SHARE (Note 11)      $        0.02   $     0.07   $      0.08  $      (0.17)
                           =====================================================
FULLY  DILUTED  INCOME  (LOSS)  PER
 SHARE  (Note  11)       $        0.02   $    0.06    $      0.07  $      (0.17)
                           =====================================================


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                                        Additional
                               Common  Stock              Paid-in    Accumulated
                          Shares          Amount          Capital      Deficit
--------------------------------------------------------------------------------

Balance, December
 31, 1998               3,373,570     $     3,374   $  1,359,985  $  (1,234,168)

Common stock
issued for cash         1,098,000           1,098        938,902               0

Common stock issued
for services              338,700            338         197,662               0

Fractional  shares  issued  in  the
 reverse  stock  split          1              0               0               0

Common  stock  issued  for
 acquisition of
TPH Marketing, Inc.     1,500,000          1,500         748,500               0

Net  loss  for  the  year  ended
 December  31,  1999            0              0               0     (1,333,810)
--------------------------------------------------------------------------------

Balance, December
31, 1999                6,310,271         6,310        3,245,049     (2,567,978)

Capital  withdrawals
(unaudited)                     0             0         (166,100)              0

Common  stock  issued  for  services
 (unaudited)              548,550           549          730,001               0

Common  stock  issued  for  cash
 (unaudited)              500,000           500          999,500               0

Stock  offering costs
(unaudited)                     0             0         (100,000)              0

Net  income  for  the  nine  months
 ended  September  30,  2000
(unaudited)                     0             0                0         533,670
--------------------------------------------------------------------------------
Balance,  September  30,  2000
(unaudited)             7,358,821   $     7,359    $   4,708,450  $  (2,034,308)
================================================================================


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                  For the Three                 For the Nine
                                  Months Ended                  Months Ended
                                  September  30,               September  30,
                              2000           1999            2000           1999
--------------------------------------------------------------------------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net income (loss)      $     152,003  $    396,815   $     533,670  $  (879,468)
Adjustments  to  reconcile  net  income  (loss)  to
net  cash  used  in  operating  activities:
Depreciation                   5,727         2,676          15,939         8,028
Bad  debts                     9,457           948           9,457        18,358
Amortization of prepaid
advertising                  174,918        99,952         542,573       145,626
Allowance for sales returns (147,742)            0         (15,051)            0
Loss on disposal of  assets   26,668             0          26,668             0
Common stock issued
for services                 331,400        50,000         730,550       850,500
Changes  in  assets  and  liabilities:
Restricted  cash             778,450             0        (734,968)            0
Receivables               (1,630,118)      249,041      (1,107,162)    (816,044)
Inventory                    (72,358)      (30,146)        (63,075)     (77,117)
Deposits                      (7,049)            0         (74,161)       12,773
Prepaids  and advances      (280,562)     (108,560)       (477,327)    (109,610)
Prepaid  advertising        (326,520)   (1,185,327)     (1,053,291)  (1,597,711)
Other  assets                      0       (10,000)              0      (10,000)
Cash  overdraft                    0       (91,647)              0             0
Accounts  payable            496,848       457,600         404,599       946,383
Accrued expenses             126,409          (381)        125,638        38,098
--------------------------------------------------------------------------------
Net Cash Used in
Operating Activities       (362,469)      (169,029)     (1,135,941)  (1,470,184)
--------------------------------------------------------------------------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Purchase of property
and equipment                    0               0         (37,239)            0
--------------------------------------------------------------------------------
Net  Cash Used in
Investing Activities             0               0         (37,239)            0
--------------------------------------------------------------------------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
Proceeds from
notes payable              679,092               0         957,842             0
Payments on notes payable (318,474)              0        (318,474)            0
Capital  withdrawals             0               0        (166,100)            0
Proceeds from notes
payable-related parties          0         358,054               0       605,231
Payments on notes
payable-related parties          0               0         (72,715)      (8,279)
Payments on line of credit       0               0        (132,148)            0
Proceeds from issuance
of common stock                  0               0       1,000,000       940,000
Stock  offering  costs           0               0        (100,000)            0
--------------------------------------------------------------------------------
Net  Cash  Provided  by  Financing
Activities           $     360,618   $     358,054    $  1,168,405  $  1,536,952
--------------------------------------------------------------------------------


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                  For the Three                  For the Nine
                                  Months  Ended                  Months Ended
                                  September  30,                September  30,
                              2000            1999           2000           1999
--------------------------------------------------------------------------------
NET  INCREASE  (DECREASE)  IN  CASH  AND
 CASH  EQUIVALENTS     $   (1,851)     $   189,025     $   (4,775)  $   (66,768)

CASH  AND  CASH  EQUIVALENTS,
 BEGINNING  OF  PERIOD     23,480                0         26,404        122,257
--------------------------------------------------------------------------------
CASH  AND  CASH  EQUIVALENTS,
 END  OF  PERIOD      $    21,629      $   189,025     $   21,629   $    189,025
================================================================================
Cash  payments  for:

Income  taxes         $        0       $         0     $        0   $          0
Interest              $    4,055       $    12,450     $   16,122   $     32,511

Non-cash  financing  activities:

Common stock issued
for services          $  331,400       $   50,000      $  730,550   $    850,500
Common stock issued
for other assets      $        0       $   10,000      $        0   $     10,000


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

          Leasehold  improvement                       5  years
          Office  furniture  and  equipment     5  to  7  years
          Machinery  and  equipment             5  to  7  years

Depreciation expense for the nine months ended September 30, 2000 and 1999 was $15,939 and $8,028, respectively.

     Accounts  Receivable

Accounts receivable are shown net of the allowance for doubtful accounts of $23,476 and $14,019 at September 30, 2000 and December 31, 1999, respectively.


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Prepaid  Advertising

     Prepaid  advertising  consisted  of  the  following:
                                            September  30,         December  31,
                                                 2000                   1999
                                             (Unaudited)
--------------------------------------------------------------------------------
Production  costs  of  infomercials     $     1,864,270          $       810,979
Production  costs  of  tv  shows                 52,430                   52,430
                                        ----------------------------------------
Subtotal                                      1,916,700                  863,404
Less:  accumulated  amortization               (798,816)               (256,243)
                                        ----------------------------------------
          Net  prepaid  advertising     $     1,117,884          $       607,166
                                        ========================================

     These advertising costs are amortized over the useful life of the infomercials and tv shows which is estimated at 18 months. The production costs begin amortizing when they begin broadcasting. Each product that has production costs is evaluated at year end for the recoverability of those costs.
Production costs of products that are no longer being sold are fully expensed in the year that sales cease. Amortization expense relating to prepaid advertising was $542,573 and $145,626 for the nine months ended September 30, 2000 and 1999, respectively.

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


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Income  Taxes

The provision for income taxes as of September 30, 2000 is detailed in the following summary:

                                                         September  30,
                                                              2000
          Current:
               Federal  income  taxes                    $     167,517
               State  income  taxes                             28,676
                                                        --------------
               Total Provision for Income Taxes          $     196,193
                                                         =============

As of September 30, 2000, the Company had not made any estimated income tax payments.

     Revenue  Recognition

Revenue is recognized upon shipment of goods to the customer. The Company has adopted a returns policy whereby the customer can return any goods received within 30 days of receipt for a full refund. The Company makes an allowance for returns based on past history and experience. At September 30, 2000 and December 31, 1999, the allowance was $447,626 and $462,677, respectively.

     Restricted  Cash

The Company uses the services of an independent fulfillment center (the Center) to receive and process orders for the Company. The Center collects payments from charge cards or checks. The Center has set up a cash reserve for potential charge card chargebacks and returns of product for refund. The chargeback reserve is 3% of all charge card sales and any chargebacks are credited out of this reserve. The reserve for returns is 7% on all sales and any returns are refunded out of this reserve. The total cash reserved at September 30, 2000 and December 31, 1999 was $1,718,763 and $983,795, respectively, and has been classified as restricted cash.

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


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

     Office  Lease

The  Company  entered into a five (5) year non-cancelable office lease beginning
March 1, 2000. Payments are currently $13,422 per month through August 2000 and increase to $14,902 in September 2000. Future minimum lease payments under the lease are as follows:

               Year  ending          Operating
                December  31,          Lease


                 2000             $     140,143
                 2001                   185,304
                 2002                   193,079
                 2003                   200,854
                 2004                   208,629
                 2005 and thereafter     34,988
                                  -------------
    Total  lease  payments        $     962,997
                                  =============


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE  4  -     RECEIVABLES  -  OTHER

The Company uses the services of a fulfillment center (Center) located in Dallas, Texas. The Center receives, processes and ships orders on behalf of the Company. The Center also collects payment on the products it sells for the Company. At September 30, 2000 and December 31, 1999, the Center owed the
Company $1,874,305 and $800,076, respectively. These amounts result from payments received less amounts due the Center for the services it rendered to the Company.

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


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE  5  -     EQUITY  TRANSACTIONS  (Continued)

During 2000, the Company issued 500,000 shares of its common stock for cash of $1,000,000 or $2.00 per share. The Company paid $100,000 in stock offering costs as a result of the stock offering. The Company also issued 548,550 shares of its common stock for services rendered, valued at $730,550 or approximately
$1.33 per share. The shares were valued at the market price of the stock at the time of issuance. In addition, shareholders of the Company withdrew $166,100 against capital previously contributed by them to the Company. The original contributions were recorded as additional paid-in capital and the withdrawals are a reduction in the same account.

NOTE  6  -     NOTES  PAYABLE  -  RELATED  PARTIES

     Notes  payable  -  related  parties  consisted  of  the  following:

                                              September  30,     December  31,
                                                   2000               1999
                                               (Unaudited)
--------------------------------------------------------------------------------
     Note  payable  to  a  shareholder,  unsecured,
      interest  at  8.0%,  interest  payments  due  quarterly
      beginning  March  31,  1999,  principal  balance  due
      December  31,  2000.                     $     35,156         $     35,156

     Note  payable  to  a  shareholder,  unsecured,  interest
      at  8.0%,  interest  payments  due  quarterly  beginning
      March  31,  1999,  principal  balance  due  December
      31,  2000.                                     50,000               50,000

     Note  payable  to  a  related  company,  unsecured,
      interest  at  10%,  principal  and  interest  balance
      due  on  demand.                              125,000              125,000

     Note  payable  to  a  related  company,  unsecured,
      interest  at  10%,  principal  and  interest  balance
      due  on  demand.                              100,000              100,000

     Note  payable  to  a  related  company,  unsecured,
      interest  at  10%,  principal  and  interest  balance
      due  June  1,  2000.                           50,000               50,000
--------------------------------------------------------------------------------
          Total notes payable-related parties       360,156              360,156
          Less:  current  portion                  (360,156)           (360,156)
--------------------------------------------------------------------------------
Long-term notes payable-related parties             $     0              $     0
================================================================================


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 6-NOTES PAYABLE-RELATED PARTIES (Continued)

     Maturities  of  notes  payable  -  related  parties  are  as  follows:

          Period  Ending
          September  30,
------------------------
              2001                                            $     360,156
              Thereafter                                                  0
                                                              -------------
           Total                                              $     360,156
                                                              =============

NOTE 7-NOTES  PAYABLE
     Notes  payable  consisted  of  the  following:
                                       September  30,         December  31,
                                           2000                    1999
                                       (Unaudited)
---------------------------------------------------------------------------
Note  payable  to  Nations  Bank,  secured  by  stock,
interest  at  10%,  interest  payments  due  monthly,
principal  balance  due  on  demand.       $       0           $     39,724

Note  payable  to  a  company,  unsecured,  interest
at  8.0%,  interest  payments  due  monthly,  principal
balance  due  July  8,  2000.                      0                 72,715

Note  payable  to  a  company,  secured  by  inventory
of  the  Company,  interest  at  1.5%  per  month  until
paid,  balance  due  on  or
before  February  28,  2001.                 679,092                      0
          Total  notes  payable              679,092                112,439
          Less:  current  portion          (679,092)              (112,439)
                                           --------               ---------
          Long-term  notes  payable        $       0              $       0
                                           =========              =========
     Maturities  of  notes  payable  are  as  follows:

          Period  ending
          September  30,
          --------------
                 2001                      $     679,092
                 Thereafter                            0
                                           -------------
                 Total                     $     679,092
                                           =============

NOTE  8  -     LINE  OF  CREDIT

The Company had a line of credit with Nations Bank of $150,000.  As of September
30, 2000 and December 31, 1999, the balance owed was $-0- and $132,148, respectively. Borrowings under the line of credit are guaranteed by the Company and bear interest at 9.5%.


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 1.327; risk-free interest rates of 10.0 percent and expected lives of 4.0 years.

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) would have been unchanged by the pro forma amounts indicated below:

                                               September  30,
                                        2000                  1999
----------------------------------------------------------------------
     Net  income  (loss):
       As  reported             $     533,670          $     (879,468)
       Pro  forma               $     533,670          $     (879,468)

     Basic  income  (loss)  per  share:
       As  reported             $        0.08          $        (0.17)
       Pro  forma               $        0.08          $        (0.17)

During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE  10  -  OUTSTANDING  STOCK  OPTIONS  (Continued)

A summary of the status of the Company's stock option plans as of September 30, 2000 and changes during the year is presented below:

                                                            September  30,  2000
                                                                     Weighted
                                                                      Average
                                                       Shares     Exercise Price
--------------------------------------------------------------------------------
     Outstanding,  December  31,  1999                420,000               5.00
          Granted                                           0                  0
          Canceled                                          0                  0
          Exercised                                         0                  0
--------------------------------------------------------------------------------
     Outstanding,  September  30, 2000                420,000         $     5.00
--------------------------------------------------------------------------------
     Exercisable,  September  30, 2000                210,000         $     3.25
--------------------------------------------------------------------------------

                               Outstanding                Exercisable
                               Weighted
                                 Average        Weighted                Weighted
                  Number       Remaining        Average      Number      Average
               Outstanding    Contractual      Exercise    Exercisable  Exercise
Exercise Prices at 9/30/00        Life           Price     at  9/30/00    Price
--------------------------------------------------------------------------------
$ 2.50             105,000        4.00      $    2.50          105,000  $   2.50
  4.00             105,000        4.00           4.00          105,000      4.00
  6.00             105,000        4.00           6.00                0         0
  7.50             105,000        4.00           7.50                0         0
--------------------------------------------------------------------------------
$ 2.50-7.50        420,000        4.00      $    5.00          210,000  $   3.25
================================================================================


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


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE  11  -     BASIC  AND  DILUTED  EARNINGS  PER  SHARE

The computation of basic and diluted income per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                 For the Nine Months Ended           For the Nine MonthsEnded
                    September  30,  2000               September  30,  1999
            Income       Shares    Per-Share      Loss        Shares   Per-Share
         (Numerator) (Denominator)  Amount     (Numerator) (Denominator)  Amount

Basic  Earnings  (Loss)  Per  Share

Income available  to
common stockholders
      $     533,670  6,706,123    $   0.08    $  (879,468)  5,162,783 $   (0.17)
================================================================================
Effect  of  Dilutive  Securities

Common  stock  options
                 0     420,000                          0           0
--------------------------------------------------------------------------------
Diluted  Earnings  (Loss)  Per  Share

Income  available  to
common  stockholders
plus  assumed  conversions
      $    533,670  7,126,123     $   0.07    $  (879,468)   5,162,783  $ (0.17)
================================================================================


                 For the Three Months Ended         For the Three Months Ended
                      September 30, 2000                September 30, 1999
            Income        Shares     Per-Share   Income       Shares   Per-Share
         (Numerator)  (Denominator)   Amount  (Numerator)  (Denominator)  Amount

Basic  Earnings  (Loss)  Per  Share

Income  available  to
common  stockholders
       $   152,003     7,110,570   $   0.02   $   396,815   6,081,092   $   0.07
================================================================================

Effect  of  Dilutive  Securities

Common  stock  options
                 0       420,000                        0     420,000
--------------------------------------------------------------------------------

Diluted  Earnings  (Loss)  Per  Share
Income  available  to
common  stockholders
plus  assumed  conversions
     $     152,003     7,530,570 $     0.02  $    396,815    6,501,092   $  0.06
================================================================================


Options to purchase 420,000 shares of common stock were outstanding at June 30, 2000 (see Note 10). These options expire on June 30, 2004 and were issued with an exercise price equal to or above the market value of the stock at the date of issuance and have been included in the computation of diluted earnings per share.


                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE  12  -     SUBSEQUENT  EVENTS

The Company has entered into an Agreement and Plan or Reorganization (Agreement) with TeleServices Internet Group, Inc. (TSIG). As part of the Agreement, the
Company will transfer its assets, liabilities and business operations to As Seen
On Tv pc.com, Inc. (ASOT) in exchange for shares of stock of this private company. TSIG will then acquire 100% of the stock of ASOT in exchange for shares of TSIG common stock. The Agreement has received majority shareholder approval, and the transaction had a scheduled closing of October 23, 2000. The
Board of Directors has determined to delay the closing because (1) certain conditions precedent to closing have not been met by TSIG and (2) certain previously undisclosed matters, that would be determinative of whether or not Reliant would proceed to a closing, are being evaluated by Reliant.


