Form 10KSB
period 2000-12-31
RELIANT INTERACTIVE MEDIA CORP
filed 2001-04-16
CIK 1074082

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    [X]  ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-26699


                         Reliant Interactive Media Corp.


Nevada                                                                91-2007224
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

Securities registered pursuant to Section 12(g) of the Act: common stock at par value of $0.001
Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[]  (Indicate  by  check  mark  whether  if  disclosure  of  delinquent  filers
('229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/00 The aggregate market value of the Registrant's voting stock held by non affiliates of the Registrant as of June 15, 2000 was approximately $2,177,067*. There were approximately 7,348,821 issued and outstanding shares of the
Registrant's  common  stock,  par  value  $.001  per share, at December 31, 2000

* Based upon a market value per share of $0.56, which was the closing price of Registrants Common Stock on the Over the Counter Bulletin Board on
December  29,  2000.

                        Exhibit Index is found on page 32

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



                        ITEM 1.  DESCRIPTION OF BUSINESS.

 (A) BACKGROUND OF COMPANY. This Corporation Reliant Interactive Media Corp. (of Nevada) ("the Company")(also "We" "Us" and "Our") was first incorporated in Utah on July 30, 1984, as Reliant Corporation for the purpose of creating a vehicle to obtain capital and seek out, investigate and acquire interests in products and businesses with the potential for profit. On or about July 15, 1998 we acquired our present name, Reliant Interactive Media Corp. On or about March 18, 1999, we moved our place of incorporation from Utah to Nevada without other changes in our corporate organization.

    On July 14, 1999 we filed a Registration Statement on Form 10-SB with the Securities and Exchange Commission. On April 13, 2000, the Securities and Exchange Commission staff notified s that our Registration Statement was cleared of comments. The company has filed all required periodic reports since the period ending, September 30, 1999.


 (B) THE BUSINESS OF REGISTRANT AND ITS SUBSIDIARIES. We are engaged in the business of electronic & multi-media marketing (television, print, radio and the internet) of consumer products, primarily through direct response transactional television programming (also known as "infomercials" or "long-form commercials") and through wholesale/retail distribution and electronic commerce on a global basis. We manage all phases of direct marketing for the majority of our products in both the United States and international markets, which includes product selection and development, manufacturing by third parties, acquisition of television media, production and broadcast of programming, order processing and fulfillment, and customer service.

                                COMPANY STRATEGY

     Our continuing goal is to be recognized as a worldwide leader in direct marketing. Through direct response transactional television programming and integrated consumer marketing techniques, we are pursuing a business strategy focusing on: (i) developing and marketing innovative consumer products to increase our share of the domestic market and (ii) increasing the utilization of our global relationships that have been developed by our management team over the past 16 years in order to create an international market for our products. We are revving up our efforts to create a position as a worldwide leader in long-form commercial programming. Through our global contacts, and media access, we will have the ability to deliver long-form commercial programming and products potentially to over 70 countries in which our management has established relationships over the years.

     We intend to continue to explore new ways to effectively utilize and leverage our worldwide distribution reach and capability. In addition, we will aggressively utilize such assets as our customer lists in order to maximize their value. Our current strategy to develop business focuses on several distinct but related areas: (1) Televised long-form commercials that feature (a) "traditional" consumer products and (b) high-tech electronic and computer products, (2) sales on home-shopping channels; (3) sales through our websites;
(4)  retail  sales;  and  (5)  sales  through  "Vanity"  toll-free  numbers.

     (1)  TELEVISED  LONG-FORM  COMMERCIALS

    OBTAINING PRODUCTS TO DEVELOP A LIBRARY OF LONG-FORM COMMERCIAL PROGRAMS.

              We are continually seeking out innovative consumer products that we can market and distribute profitably. We have an in-house product development team responsible for researching, developing and analyzing products and product ideas. We usually look at and research over 100 products per month. We generally obtain the ownership rights to a product and pay a royalty on the sales or a % of profit. We augment our product development activities through relationships with third party product developers, from time to time, whose products may appear to management to have marketing potential.

              We have also developed and/or acquired product lines, or engaged in marketing agreements for marketing of product lines owned by others. As a practical matter, the difference between acquired product lines, and marketing arrangements for products that may be owned by third persons is deemed to be technical, but otherwise not substantially different. Acquired products or marketing rights are acquired, with royalty and other arrangements that may amount to the same essential financial impact upon costs, revenues and profitability. See the unnumbered subtitle below "Current Products".

               In the year 2000 we produced 26 long-form commercial programs, 8 of which were computer shows. In the year 2001 we have 3 programs airing to date and an additional 8 programs in various stages of development that we plan to test in the first half of 2001.

                While we incur certain initial and ongoing costs in connection with adapting a product and long-form commercial for specific markets, the primary expenses are incurred when the product/long-form commercial is first developed for its initial target market. Thus, as we decide to introduce a product into additional markets, it can be done quickly, efficiently and relatively inexpensively except for the additional media costs. We believe that by further expanding our coverage into other parts of the world we will be able to further leverage our library of long-form commercial programs and associated products by extending the time period during which each product generates revenues and, therefore, the total worldwide revenues for a particular product.

                       PRODUCTION OF LONG-FORM COMMERCIALS

               Once we decide to bring a product to market, we arrange for the production of a 30-minute long-form commercial that will provide in-depth demonstrations and explanations of the product. We attempt to present a product in an entertaining and informative manner utilizing a variety of program formats. Our long-form commercials are primarily produced in-house. However, we occasionally contract with established independent experienced producers who work under management's direction. The cost of producing a long-form commercial generally ranges from $25,000 to $350,000. In addition, producers, hosts and spokesperson generally receive fees based upon sales of the products.

               Following completion of the production of a long-form commercial, the program is then tested in the United States in specific time slots on both national cable networks and targeted broadcast stations. If a show achieves acceptable results in the market tests, it is generally aired on a rapidly increasing schedule on cable networks and broadcast channels. During this initial phase, we may modify the creative presentation of the long-form commercial and/or the retail pricing, depending upon viewer response. After the initial marketing phase, we may adjust the frequency of a program's airing to achieve a schedule of programs that it believes maximizes the profitability of all of our products being marketed through long-form commercial programming at a given time. In the year 2000, we shot twenty-six (26) 30 minute long-form commercials, tested twenty-two (22) of them and rolled-out, nationally and internationally, eleven (11) of them.


                                  MEDIA ACCESS

   An important part of our ability to successfully market products is our access and ability to leverage media time. An integral part of our business operations is the availability of media time at a price that allows us to sell sufficient product quantities at targeted gross margins. Many factors, such as changing viewer patterns, cable company practices and competition have an impact on our ability to properly manage this function.

   During peak periods, we utilize up to approximately 15,000 minutes of cable and broadcast television time per week in the United States and a minimal amount internationally at this time, most of which is satellite and terrestrial broadcast time, to broadcast our direct response programs and commercials. For the most part, cable broadcast technology is not as prevalent internationally as it is in the United States. We generally avoid long-term media commitments to maintain flexibility in our programming and media decisions.

United  States  Media

   We purchase television media in the United States through our in-house staff of media buyers or through media buying agencies. Most of our cable television time is purchased directly from cable networks and their respective media representatives, rather than from multi-system operators. Presently, we have short-term commitments for cable television time slots for periods ranging from two weeks to three months. We believe that our programming is seen on at least one network which is carried by almost every local cable system carrier throughout the United States.

   In addition to United States television time purchased on cable networks, we also purchase broadcast television time from network affiliates and independent television stations. Broadcast television time segments are purchased primarily in 30-minute spots. The time segments on broadcast television are purchased primarily based on the availability of broadcast time. In the event we determine that such time slots are not advantageous to us, we are generally able to terminate such agreements. We believe there is currently more than an adequate supply of broadcast television time available from sources in the United States to satisfy our needs. Our programs generally are broadcast in the United States between the hours of 12:00 a.m. and 6:00 p.m., Eastern Standard Time, seven days a week.

   As discussed above, we purchase a significant amount of our media time from cable television and satellite networks. These cable television and satellite networks assemble programming for transmission to multiple and local cable system operators. These local cable system operators may not be required to carry all the system's programming. We currently do not pay and are not paid for the "privilege" of being broadcast by these operators. It is possible that, if demand for airtime grows in the United States, these operators will begin to charge us to continue broadcasting our programs or limit the amount of airtime available to us. We are dependent on having access to media time to market our products on cable networks, satellite networks, network affiliates and local broadcast stations.

International  Media

   Internationally, our long-form commercials are or will be aired on one or more of three technologies by our licensed distributors: (i) satellite transmission direct to home with satellite reception dishes; (ii) cable operators who retransmit satellite broadcasts to cable-ready homes and (iii) terrestrial broadcast television. Satellite airtime has historically been obtained through agreements with companies that own or lease satellite transponder time. During the terms of these contracts, we will generally be entitled to broadcast programming continuously for a specified period of time daily. Under some of these arrangements, we will have rights of first refusal for any additional direct response broadcast time that becomes available. We have recently opened an office in London staffed with 4 employees. This office will be initially responsible for buying media and airing our shows in the European market and distribute and license our producers and shows to other areas of the world.

(A)"TRADITIONAL" CONSUMER PRODUCTS. We market consumer products in a wide variety of categories, i.e.: health fitness, beauty, weight loss, business opportunities, household appliances, etc. The products rolled out in 2000 included: Pure Protein Bar, Bioflex Therapeutic Magnet Product Line, Trash or
Treasure, Pest Offense, Wonder Steamer, Enduro Bits, Systemax Computers, and Eternal Energy Products. We are dependent, in significant part, upon our ability to develop or obtain rights to new products to supplement and replace existing products as they mature through their product life cycles. Our expansion into international markets reduces somewhat our dependency on new shows by lengthening the potential duration of the life cycle of programs that comprise our long-form commercial library. In addition to the long-form commercial programs in our library, we have a number of programs in development, including the Chubby Checker Twista Sizer, the ThunderStick hand mixer, an InfaRed Oven the Magic Saw, a sandwich maker, the Wrapster, and Tony Little Target Training tapes all scheduled to be launched in the first half of 2001.

(B) COMPUTER PRODUCTS. Our computer product segment began when we were contacted by Systemax Computer systems to produce a long-form commercial for a computer show for the marketing company, ValueAmerica. Systemax had been contracted to build the computer system that was being sold by ValueAmerica. We produced a show for them at the end of 1999 that generated approximately $41 million in sales for ValueAmerica. In early 2000 Systemax again contacted us with the idea of producing a long-form commercial directly with them and totally independent of ValueAmerica.

   We decided to develop a program that would focus on selling high-end computer systems instead of competing with the lower-end entry systems that represented the majority of personal computer sales. As technology improves and faster processors have come to market, we have updated our commercials to reflect this improved technology. The computer systems that we sold typically range in prices from $12,000 to $2,000.

    Through the financing company MBNA, we arranged for monthly financing of up to 3 years for qualified customers who did not pay for their systems in full at the time of the order. Approximately 89% of the customers who attempted to place orders to purchase these computer systems, did not qualify for the financing or could not afford to make a single payment. We are currently developing a strategy to attempt to capture those customers who did not qualify for the financing that was being offered to them. As a result of a relationship that has developed with AMD, the manufacturer of the computer processors that are used in some of our Systemax computer systems, we are exploring opportunities in several foreign markets for computer sales.

   We are also currently evaluating several lower priced computer systems and internet appliances to supplement our sales. We have determined that in the event that the demand for personal computer continues to decline, that it will be in our best interest to have lower priced products available to our customers. We also believe that to develop our international market that it may be necessary to have a range of computer products available.

(2)  SALES  ON  HOME-SHOPPING  CHANNELS

   We have an agreement with the television network, QVC, to provide products from time to time to sell on their home-shopping channel. The sales from this source were less than $1,000,000 in the year 2000. It is anticipated that in the year 2001 the revenues from this distribution segment will increase. In the year 2000, we aired 10 products through cable direct response on the QVC channel. This method of sales also enables us to test the product potential of a long-form commercial with relatively low costs. If the airing of the QVC segment proves to be successful and has the potential for success as a long-form commercial, then we produce a 30-minute show.

(3)  SALES  THROUGH  OUR  WEBSITES

   We use segments of our televised long-form commercial programs to drive consumers to our websites, www.rimc.com, www.asseenontvpc.com, www.800asseenontv.com. Website activities are presently operational. We display our website address in all new long-form commercials produced, in an effort to attract users to the website. The users are able to order products via the Internet, and can also be exposed to our other products being offered. However, traffic that is driven to these websites is at no additional acquisition cost beyond that which is spent on the television production.

   Revenues from website activities grew in 2000. The activities and revenues from the websites, www.rimc.com and www.asseenontvpc.com are available through Tiger Direct Catalog. However, the website is presented to our customers seamlessly and has the appearance of being our website. Over 40,000 computer related products are will be advertised on www.asseenontvpc.com. Over 90% of Internet revenue is derived from the website www.asseenontvpc.com. The remaining 10% of Internet revenue is derived from www.rimc.com. The products offered on www.rimc.com are non-computer related products only. We are presently working on a strategy to not only offer our products to customers that visit our websites, but a host of other products and services as well. The statistical data concerning Internet sales and Internet traffic is as follows based on average results for the last six months of the year.


                 AsSeenOnTVpc.com    rimc.com
-------------------------------------------
Users/ per. .             50,000     28,000
Month
-------------------------------------------
Average . . .              1,700        950
Users Daily
-------------------------------------------
Hits/per. . .          1,000,000    650,000
Month
-------------------------------------------
Average Hits.             33,000     21,000
Daily
-------------------------------------------
Revenues per.  $       1,500,000  $  90,000
Month
-------------------------------------------
Average Daily  $          50,000  $   3,000
Sales
-------------------------------------------

     Reliant entered into a Website Purchase Agreement on May 26, 1999 to purchase from Tony Little the Tony Little Website. Tony Little is one of the most recognized fitness personalities on television and is often referred to as "America's Fitness Guru." This website currently offers a variety of health-related products promoted by Tony Little. The Company is responsible for the operating expenses of the website and will receive one-half of the net revenues. The consideration for the purchase was $10,000 and 100,000 shares of the Company's common stock to be issued subject to the exemption provided by section 4(2) of the Securities Act of 1933. This website has since been sold to a private company Cyfit Wellness Solutions, Inc. for 539,206 shares of that company's stock and an ongoing royalty of sales.

(4)  RETAIL  SALES

   We are attempting to capitalize on our ability to create product awareness and extend the sales life of our products to marketing channels such as retail distribution, catalogs, direct mail, direct response print ads, credit card statement inserts and other channels resulting from the development of strategic partnerships. We believe that established manufacturers are increasingly regarding long-form commercials as a desirable vehicle to showcase their products, to create and build brand awareness and to generate follow-up product sales through traditional retail outlets.

   We have expanded our retail operations in order to capitalize on the consumer brand-awareness created by our long-form commercials and reinforced by the "As Seen On TV" in-store signage. We believe that the product exposure created by our transactional television programming enables us and our partners to utilize traditional retail distribution channels without incurring any of the additional advertisement costs that other consumer product companies may incur. In this manner, we believe that we are able to market products to consumers who view our programming, but do not traditionally purchase products through direct response television.

   We took two products to retail this past year, Pest Offense and Wonder Steamer. We receive a royalty from the distribution of these retail products with very little risk involved. The retail market in 2000 was relatively small. We expect an increase in revenues in year 2001. The distributor purchases the retail inventory and pays a royalty on all products sales. The Thunder Stick, a hand held blender, will be rolled out in the retail markets in the first half of 2001.

   (5)  SALES  THROUGH  "VANITY"  TOLL-FREE  NUMBERS

 The  "vanity"  toll  free  number  1800  As  Seen  On  TV  and  the  website
1-800-AsSeenOnTV.com was purchased from Thomas Delor. All of the rights in connection with, this and several other similar to vanity numbers 1-800-AsSeenOnTV in consideration of the issuance of 125,000 shares of RIMC stock, $20,000 upon closing and $20,000 120 days after closing. Both cash disbursements have been paid. There are also ongoing royalties to Mr. Delor based upon sales. The basic purpose of the site is to develop a place where any product that is advertised on TV can be located and ordered through this number and/or the website. This project is in the early stages of development.

          ENGINEERING THE MOST EFFICIENT BUSINESS MODEL FOR THE COMPANY

    We have continued to explore methods to better control each step in the development and life cycle of a product with regards to, product sourcing, in-bound telemarketing, production, order fulfillment and customer service. We believe that our current competitive advantages of fully-integrated program production, sourcing, as well as the development of new marketing partners, provide us with a strong base from which we can lower our costs and engineer a business model which is the most efficient for a worldwide direct response business.

    We utilize our executive managements' proven expertise in the direct response transactional television (DRTV) arena to market consumer products. By combining television's proven ability to drive product sales with the global informational and access capabilities of the Internet, we are a true multi-media marketing company. Print, radio and direct mail are the other key components of our strategy. The mix of expenses and revenues for television to other media is heavily weighted to television, about 95%. Other media expenses are expected to exceed 5% of project advertising rarely, if ever.

     Our initial focus has been to market consumer products through the long-from commercial vehicle. We choose products that offer sales continuity, and we endeavor to own the full product rights, the name, manufacturing and the product itself. We have full product rights for all sales outlets in excess of 50% of the products to which we market. In product sales, television creates interest: a broader, multi-media approach ensures maximum profits. We have used our long-form commercial programming to develop a worldwide presence in e-commerce markets.

                               PRODUCT DEVELOPMENT

    Our product development/marketing department is a vital component of our company. Kevin and Tim Harrington, along with Mel Arthur, actively participate on a daily basis in the ongoing effort to research and develop new products that may be suited for direct response television marketing and subsequent marketing through other distribution channels. This group develops new product ideas from a variety of sources, including inventors, suppliers, trade shows, industry conferences, strategic alliances with manufacturing and consumer product companies and our ongoing review of new developments within our targeted product categories. As a result of management's prominence in the long-form commercial and retail television industry, we also receive unsolicited new product proposals from independent third parties. During the evaluation phase of product development, we evaluate the suitability of the product for television demonstration and explanation as well as the anticipated perceived value of the product to consumers, determine whether an adequate and timely supply of the product can be obtained and analyze whether the estimated profitability of the product satisfies our criteria. We review over 100 products per month.

    We are now devoting attention to the development and products specifically targeted at markets outside of the United States. We are reviewing our product inventory on an ongoing basis to select those products which we believe will be successful in Europe and other international markets. When a product which was initially sold domestically is selected for international distribution, the long-form commercial is dubbed and product literature is created in the appropriate foreign languages. In addition, a review of the product's and the long-form commercial's compliance with the local laws is completed. At the end of the year 2000 we entered the European market on a limited basis. We are also in the process of exploring the Latin American and South American markets. Once the United States marketing has been put in place, the only significant additional expense, for foreign distribution is dubbing into the appropriate foreign language.

    We obtain the rights to new products created by third parties through various licensing arrangements generally involving royalties related to sales of the product. The amount of the royalty is negotiated and generally depends upon the level of involvement of the third party in the development and marketing of the product. We generally pay the smallest royalty to a third party that only provides a product concept. A somewhat higher royalty to a third party that has fully developed and manufactured a product. We also obtain the rights to sell products which have already been developed, manufactured and marketed through long-form commercials produced by other companies. In such cases, we generally pay a higher royalty rate to the third party because of the relatively small amount of our resources required to develop the product. We generally seek exclusive worldwide rights to all products in all means of distribution. In some cases, we do not obtain all marketing and distribution rights, but seek to receive a royalty on sales made by the licensor pursuant to the rights retained by the licensor.

                           SOURCING AND MANUFACTURING

    In general, before we take any sizable inventory position in a product, we test market the product. We would then purchase additional inventory for roll-out of the product. The skill of management is extremely important in the area of building inventory to anticipate sales. This is more important in direct response marketing than in elsewhere, for the reason that delivery time is critical to customer acceptance, and further by virtue of the dependence on credit card payment, for charges cannot attach until the product is shipped out of the fulfillment house. Although there can never be any guaranty of resulting demand, management's experience is that about half, and sometimes more, of the initial inventory will be sold, even if the program is not deemed successful. Skillful management should not allow the accumulation of excessive inventory. Management's general policy is to build inventory of a successful product against one month's anticipated sales, on the basis of continuing evaluation of current sales and known trends, by which every successful marketing program and product have a cycle of increasing demand, eventually peak, and ultimately decline to marginal significance. A typical product/marketing cycle, in any given market may range from three months to six months, but every program and product is unique, and its marketing cycle may exceed or fail to match normative expectations.

                             IN-BOUND TELEMARKETING

    We strive to create a problem-free fulfillment process for our customers. This process consists of in-bound telemarketing, order fulfillment and customer service. The first step in this process is the order-taking function known as in-bound telemarketing. Customers may order products marketed through long-form commercials during or after the long-form commercial by calling a telephone number (toll-free in the United States), which is shown periodically on the television screen during the broadcast.

    We contract our telemarketing function to a third party, provide this service for a fee-based principally on the number of telephone calls answered. In all instances domestically, in-bound telemarketers electronically transmit orders to our order fulfillment contractors where the product is packaged and shipped. In certain cases, at the time of purchase, the in-bound telemarketers also promote, cross-sell and up-sell complementary and/or additional products relating to the product for which the inquiry is received. Such sales efforts are orchestrated by our marketing personnel who script the sales approaches of the telemarketing personnel. Our primary telemarketing subcontractor is West Telemarketing. Aftermarket Company, and Tiger Direct, handles telemarketing for computer sales only.

    The majority of customer payments in the United States are made by credit cards over the telephone, with the remainder of the payments by check.

                                  DISTRIBUTION

    We have Distribution Agreements in various markets throughout the world. Currently, we distribute to 70 countries in the US, European, Asian, and Latin American markets. We utilize a variety of distribution methods. We currently have 2 full-time employees devoted to International Distribution. And four full time employees in our London England office.

                                ORDER FULFILLMENT

    We currently are contracting with several fulfillment centers. Activities at these facilities include receiving merchandise from manufacturers, inspecting merchandise for damages or defects, storing and assembling product for later delivery, packaging and shipping of products and processing of customer returns. They primarily use bulk shippers to deliver products to customers in the United States. In certain instances, the manufacturer of the product ships orders directly to the customer. Each customer is charged a shipping handling fee, which varies among products. Currently, our fulfillment centers are BWL Distributors, and Reliant Fulfillment, both at 17250 Dallas Parkway, Dallas TX 75248, and System Max Computers for our computer sales. There is no other relationship between us and our fulfillment center, and the similarity of name is purely co-incidental. Management reports that Reliant Fulfillment has conducted business by that name before the first contacts between it and our Company.

                                CUSTOMER SERVICE

     An important aspect of our marketing strategy is to maintain and improve the quality of customer service and to respond to customer inquires, provide product information to customers and process product returns. The average rate of return, of 4% to 15%, has been consistent in our experience, and in the previous experience of our management in association with other direct response companies in the past. Customer service is provided on a contract basis through third parties who operations are monitored our employees. We generally offer an unconditional 30-day money back return policy to purchasers of any of its products. In addition, products are generally covered by warranties offered by the manufacturer for defective products. The terms of such warranties vary depending upon the product and the manufacturer. We believe that its return rates will be within the customary range for direct marketing businesses.


                              GOVERNMENT REGULATION

    Various aspects of our business are subject to regulation and ongoing review by a variety of federal, state, and local agencies, including the FTC, the United States Post Office, the CPSC, the FCC, FDA, various States' Attorneys General and other state and local consumer protection and health agencies. The statutes, rules and regulations applicable to the Company's operations, and to various products marketed by it, are numerous, complex and subject to change.

    We collect and remit sales tax in the states in which it has a physical presence. We are prepared to collect sales taxes for other states, if laws are passed requiring such collection. We do not believe that a change in the tax laws requiring the collecting of sales tax will have a material adverse effect on our financial condition or results of operations.

 (C)  FINANCING  PLANS.   For  more  information,  please see Item 6 of Part II,
Management's  Discussion  and  Analysis.

There are no issues of government regulation unique to our company or our business.

 (D)  COMPETITION.

    Our business is a highly competitive field. Many competitors, some older and better capitalized firms engage in our business. Market share in our business fluctuates constantly. No one has or can claim any stable market share. We compete directly with several companies which generate sales from long-form commercials. We also compete with a large number of consumer product companies and retailers which have substantially greater financial, marketing and other resources than us, some of which have recently commenced, or indicated their intent to conduct, direct response marketing. We also compete with companies that make imitations of our products at substantially lower prices. Products similar to our products may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising and catalogs. It is management's opinion that all of its major competitors are better and longer established, better financed and with enhanced borrowing credit based on historical operations, and enjoy substantially higher revenues than the Issuer does currently. As a young entrant into this marketing industry, we rely on the skill, experience and innovative discernment of management in the hope that superior judgment will provide its only competitive advantage. Our major competitors are now listed: Thane International, Inc.; Fitness Quest, Inc.; American Telecast, ; Media Group Incorporated; Ron Popail; Guthy Renker Corp.; Media Enterprises, Inc.

 (E)  PLANNED  ACQUISITIONS.  None

 (F)  EMPLOYEES.

     As of December 31, 2000 had twenty-six (26) full-time employees and (1) part-time. None of our employees are covered by collective bargaining agreements, and management considers relations with its employees to be good.



                        ITEM 2.  DESCRIPTION OF PROPERTY.

     Our principal office is located at 2701 N. Rocky Point Drive, Suite 200 Tampa FL 33762. Telephone (813) 282-1717, Facsimile (813) 282-0045. We currently lease approximately six thousand (6,000) square feet of office space pursuant to a 5 year lease for its Tampa, FL, principal executive offices.

     Our international offices are located at 35-37 Fitzroy Street, London, W1P 5AF, England. We currently lease approximately twelve hundred (1,200) square feet office space. We have 4 full-time employees presently located at the international office.



                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no proceedings, legal, enforcement or administrative, pending, threatened or anticipated involving or affecting this Issuer, except as disclosed herein. There are two outstanding legal proceeding as of December 31, 2000. We have been named as a defendant in a federal district court in New Jersey for a Civil suit filed on 9/15/2000 by Stephen Meuhlbauer.

     "The action is brought under the "common law and consumer protection statutes of the various states, including the New Jersey Consumer Fraud Act", as well as under the federal Truth in Lending Act. The essential allegation of the Complaint is that the Company has sold and continues to sell Systemax computer systems through long-form commercials and its website that represent and warrant that the final purchase price to the consumer is reduced by various rebates offered by MSN, Microtek and Canon, and that these rebates "are routinely dishonored. The Complaint also alleges that the MSN rebate, which a customer obtains by singing up for the MSN internet service, is in reality an extension of credit, and that MSN, Systemax and Reliant have failed to make the disclosures required by the Truth in Lending Act for such an extension of credit. The Complaint also alleges that the Company's long-form commercials and website misrepresent that the Microtek scanner sold as part of these computer systems is state of the art technology. The Complaint seeks unspecified damages and restitution and disgorgement of the company's allegedly wrongfully obtained profits.

Defendant Microtek has filed a motion to dismiss the Complain against it for failure to state a claim upon which relief can be granted. MSN has filed a motion, to which the Company has consented, asking that the entire case be transferred to the United States District Court for the Western District of Washington. Both these motions are currently pending.

Reliant intends to defend the case vigorously and has filed a general denial to the Complaint. The case is still in its very early stages "plaintiff has not yet applied for class certification and discovery has only recently begun". Consequently, it is too early to make and informed judgment as to the probable outcome of the case, or the range of potential loss.

     We filed suit against Carl Beibaum, Star Shoppe, LLC for breach of Fiduciary Duty. The essential allegation is that after entering into a partnership relationship, Mr Beibaum breached his fiduciary duty by selling inventory valued at approx. $35,000, and selling some without ever having paid for them or having shared any profit from the sale. Also it is alleged that Mr. Beibaum diversed future payments to himself that Mr. Beibaum usurped Reliant's manufacturing business relationship and usurped for his own executive use the plaintiffs business relationships.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On June 26, 2000 it was announced that Reliant entered into an agreement and Plan of Reorganization (Agreement) with TeleServices Internet Group, Inc.
(TSIG). As part of the Agreement, Reliant would transfer its assets, liabilities and business operations to AsSeenOnTVpc.com, Inc (ASOT) in exchange for shares of stock of this private company. TSIG would then acquire 100% of the stock of ASOT in exchange for shares of TSIG common Stock. An Information Statement on Form 14C was filed October 5, 2000 and is incorporated herein by reference.

    The Agreement received approval by majority shareholder action, pursuant to the laws of Nevada in September 2000. Our Directors determined to cancel the closing because (1) certain conditions precedent to closing were not met by TSIG; and (2) certain previously undisclosed matters, that would have been detrimental to Reliant if we were to proceed to a closing. A letter notifying shareholders of this cancellation was mailed on January 31, 2001.


             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

(A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities are quoted in the over-the-counter market on the OTCBB. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided:

period .  high bid  low bid
---------------------------
1st 2000      3.45     1.45
2nd 2000      3.70     1.30
3rd 2000      1.50     0.50
4th 2000      1.00     0.25


     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

 (B)  HOLDERS.

 (C) DIVIDENDS. No dividends have been paid by the Company on its Common Stock or other Stock and no such payment is anticipated in the foreseeable future.


 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  2000.

      On March 15, 2000, we issued 10,000 restricted common shares to Don Sutton, an employee, as additional compensation.

     We issued a total of 75,000 restricted common shares to Bruce Dworsky, an employee, as additional compensation in 2000. On March 15, we issued 25,000 shares, on April 25, we issued an additional 25,000 shares and on June 25, we issued the final 25,000 shares.

     On March 29, 2000 we issued 255,000 restricted common shares to Oasis Entertainment's Fourth Movie Project, Inc. pursuant to a funding agreement dated in April 1999. The Company made an agreement in April with Oasis Entertainment's Fourth Movie Project, Inc. (a related party transaction) to provide funding in the amount of $250,000.00 for use in the production of three additional long-form commercials. This transaction is deemed to be a related party for the reason that, and only for the reason that, Karl Rodriguez is the fourth Director of this registering Company and is also Secretary and a Director of Oasis Entertainment's Fourth Movie Project, Inc.

     On April 11, 2000 we issued 10,000 restricted common shares to Scott Swank, an employee, as additional compensation.

     On April 26, 2000 we issued 10,000 restricted common shares to James Rocky Davis, an employee, as additional compensation.

     On May 22, 2000, we issued 100,000 affiliate restricted common shares to Karl Rodriguez.

     On May 19, 2000, we issued 5,000 one year restricted common stock to Karen Hyman, an employee, for additional compensation.

      On June 25, 2000, we issued 100,000 restricted common shares to Lud Denny, a contractor, for services and 50,000 restricted common shares to HJS Financial Services, a contractor, for its services.

     On July 25, 2000, we issued 40,000 restricted common shares to Anthony Little and 2,850 restricted common shares to Merger Communications for services.

     On August 14, 2000, the Company received $1,000,000, from eleven highly sophisticated investors. In consideration of this investment, the investors received an aggregate of 500,000 shares of restricted common stock of the Company pursuant to a this Private Placement Offering Memorandum.

     On September 14, 2000, we issued 125,000 restricted common shares to Thomas Delor for the exclusive rights to 1-800-AsSeenOnTV.

     All of the foregoing "New Investment Shares" were issued pursuant to 'Section 4(2) as restricted securities.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


        ITEM AMANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

     The purpose of this discussion is to give the reader a view of our business as see through managements eyes. To this end we will give you our analysis of what has happened in our business and where we expect the business is going. It is important that you read this discussion in the context of our audited financial statements that are attached. You should also keep in mind the various risk factors associated with our business as disclosed herein and in previous public filings. Our first significant operations under our current business plan began in the second quarter of 1999. In our first year we had net sales of $21.4 million with a loss of $1.3 million. This past year we generated net sales of just over $100 million with a net income of $1.5 million.

     We obviously had a large increase in revenues and a profitability. Our revenues grew nearly five-fold in the year 2000, and our losses in 1999 were offset by the profit in this year.

     Although we are optimistic that we will continue to grow our revenues in the year 2001, we do not expect to grow by nearly 500% as in this past year. This optimism is tempered by two factors. First, we experienced such a dramatic increase in 2000 because the year 1999 was in large part devoted to developing an infrastructure and in refining our business model. Secondly, we find ourselves in the midst of an uncertain economy.

     We expect to have revenues in the first quarter of this year of approximately $25 million. If we duplicated these revenues in each of the remaining quarters, we would equal our revenues of this past year. Historically in our industry the period of the year covered by our second and third quarters represent a down town in revenues. The fourth and first quarters have typically been the periods in which the best revenues are produced. These trends are largely due to the television viewing habits of consumers, and the corresponding buying habits associated with the viewing of the long form commercials that primarily drive our business.

     We are attempting to develop a business model that allows us to generate revenues from product that are sold through a variety of means. We are also conscious that we cannot be dependent upon the bulk of our sales coming from a single product segment. At the same time we must manage our expenses and our costs of doing business.

     Our business began as what would be characterized as an "Infomercial" production company. Our early revenues have predominately come from sales generated from our televised commercials. These direct response television commercials will continue to be the driving force in our business, but we expect sales to grow via the other means that we have discussed in the previous sections about our business.

     An obvious area of growth is expected in retail sales. What has historically happened in our industry is that a product that is successfully marketed via a television commercial often becomes recognizable enough that a demand is created for the product in traditional retail outlets. This concept is reinforced by the world wide recognized marketing phrase that is used by our industry: " As Seen On TV". As far as we are concerned there are several dynamics that we have working for us in connection with driving. We have in fact developed several products that have created a demand in the retail marketplace such as the "Pest Offence" and "Wonder Steamer" products. We also believe that we are as a company developing more recognition and credibility with consumers.

     Ancillary, to driving retail sales of products that are "As Seen On TV", we have been able to capitalize in this identity logo through two related concepts. First, we have established a website identified as www.asseenontvpc.com. Secondly, we have purchased a combination of toll free numbers that utilize the letters in "As Seen On TV", and related websites. For example, we now own the rights to use the phone number "1-800-AsSeenOnTV" and the website with the corresponding name.

     With respect to our website "www.asseenontvpc.com", our traffic and revenues for the sales of computers and computer related products has continued to grow to the levels reported previously herein. It has been our strategy to promote this website throughout our long form commercials. As a consequence we are driving people to not only pick up the telephone to order our products, but to also utilize the internet to place product orders. We believe that in this strategy we have overcome the single biggest obstacle that is confronted by internet retailers, i.e. the cost of getting a customer to their websites.

     We are attracting customers to our website at virtually no acquisition costs by simply promoting it in our long form commercials through words or printed messages inserted throughout the production. There is almost negligible cost involved in the production and editing process to promote our website. It is our plan to continue to improve our websites and to put more effort in promoting other products to our viewers other than the product that may have brought them to the website initially. We will not only continue to offer products to which we have direct rights, but also continue to develop alliances that allow us to sell for a fee the products offered by others. As previously discussed, we have developed such an alliance with Systemax and Tiger Direct to utilize their computer related products.

     Somewhat on a similar course we are developing a strategy to utilize the vanity toll-free "AS SEEN ON TV" telephone numbers and related websites. It is our belief that we can develop a method by which a consumer can order a host of products that are promoted on television through our toll free numbers or related websites. It has been our experience that in most cases, the companies that are selling products on television will allow us to sell their products on a "fee-basis". Most companies look upon these additional sales as "found money".

     We are actively in the process of working with what will eventually be one of the nations in-bound telecommunication companies to develop a plan that will allow customer to order over 1000 products vial our toll-free numbers. It will be our strategy to develop a recognition of our easy to remember

"1-800-ASSEENONTV" telephone number such that it can become virtually the only number that ta consumer will have to remember to order a televised product. Our approach will be that consumers do not have to remember or write down every phone number that they see in connection with a product or service, they only need to remember our simple and recognizable phone number. Although our margins will be minimal in connection with the sales of other company's products, we believe that there is a potential to sell a significant volume of product relative to the costs of promoting this concept.

     A significant part of our sales in the year 2000 have been from the sales of personal computers. Domestically the sales of personal computers has dropped dramatically, and many computer manufacturers have experienced significant downturns in business. We have not significantly been impacted by this downturn, but we may experience a decrease in sales because of this trend. However, in building our computer sales business model, we have attempted to minimize our exposure to a downward market. The computer systems that we sell are "built-to-order". It has been our strategy to eliminate the risks of being "stuck" with a large inventory of an expensive product that we cannot sell. When an order is placed for a computer system, it is assembled and shipped directly by the manufacturer. In reality the manufacturer develops a limited inventory of assembled computer systems based upon our joint estimates os short-term orders. This is done to expedite the shipping time, but we do not assume the expense of this inventory.

     The computer systems that we sell generate the lowest gross-profit of any products that we well. Typically our margins run 15-20% of the sales price. During the course of our early sales of computer, systems, we made virtually no profit or suffered a slight loss with our tight margins. We believe that we have since developed a pricing and cost strategy that allows us to achieve continued overall profitability in these sales.

     We are diligently researching other computer-related products to sell. It is our belief that the short-term consumers will be more interested in purchasing "internet appliances" and hand-held computer devices. We expect to be selling a product in this category within this first-half of the year 2001.

     We are also preparing to be more aggressive in international sales for all of our products. In addition to increased activity in our newly-established London Office, we expect to launch product sales very soon in Central and South America. we obviously have not developed any historical experience as a company to predict our success internationally, However, our management has a great deal of expertise and experience developing and marketing products intentionally, As CEO of a previous company, Kevin Harrington was responsible for producing the first long-form commercial outside of the United States, when he introduced this concept to the European market. It is managements experience that ta product and is successfully marketed in the United States, can generate an equal number of dollars in revenue internationally.

     In the first quarter of 2001 the three top executives of the company earned a total of 3.4 million share o four common stock. As a result of this stock issuance, our company will have to take a non-cash loss on the books equal to the market-value of the stock at the time it was earned. Under the terms of their present contracts, management could also earn up to an additional 2.5 million shares of stock. Even though the losses are non cash, theses losses would significantly affect the net income of our company.

     Having given this overview it is managements assessment that our revenues will continue to grow in the year 2001. If there is no significant worsening of our economy this year, we expect that our net sales for the year 2001 should reach approximately $125 million. Our profitability will be impacted by : (1) the market value of the sock issued to management, (2) the ability of management to generate additional working capital to lessen our dependence on costly our side financing.


 (1.)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We will require $5,000,000 in cash to optimize our operations, for the next twelve months. We will require an additional $5,000,000 in the form of a line of credit to finance the building of inventory to meet demand. While we are now a profitable operating company, our profitability is diminished by what we consider the excessive cost of financing our operations. We now pay too much for media and inventory purchases. We pay 23% for media on funds with an average of less than five weeks turnover. It presently costs us a fee equal up to one fourth of our production costs for funding the manufacture of inventory. These fees are paid to Reliant Fulfillment, our fulfillment service (Notwithstanding similar name, an unrelated company). Now that we have demonstrated sustained profitability, we are exploring ways to develop both internal equity and a more favorable and commercially reasonable line of credit.

CAUTIONARY STATEMENT. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

SUMMARY OF PRODUCT RESEARCH AND DEVELOPMENT. We have 12 - 15 new marketing projects under development. Approximately 60% of our revenues are accountable to sales of high-end computer sales. We are developing lower-end computers for lower and more competitive cost and prices, along with Internet application devices.

EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None at this time.

EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF EMPLOYEES. None at this time.

 (2.)  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (A.) RESULTS OF OPERATIONS. Our operations have improved significantly over previous years.


Operations:  December 31 . .                               .  One Year Audited
                                             2000           1999          1998
-------------------------------------------------------------------------------
NET SALES. . . . . . . . . . .  $     100,076,236   $ 21,442,009       120,234
COST OF SALES. . . . . . . . .        (82,401,085)   (15,666,658)      (66,654)
   Gross Profit: . . . . . . .  $      17,675,151   $  5,775,351   $    53,580
Depreciation . . . . . . . . .             22,940         13,834         6,629
General & Administrative . . .          4,705,739      3,513,990       792,533
Selling & Marketing. . . . . .          9,976,852      3,171,170       339,877
Royalties. . . . . . . . . . .          1,113,439        287,724             0
Rent . . . . . . . . . . . . .            177,747         85,590        48,226
Research & Development . . . .                  0              0        41,449
   Total Expenses. . . . . . .         15,996,717      7,072,308     1,228,714
      Net Operating. . . . . .          1,678,434     (1,296,957)   (1,175,134)
Interest Income. . . . . . . .              6,449            524           296
Interest Expense . . . . . . .            (93,059)       (37,377)       (9,033)
Other Income . . . . . . . . .                  0              0        48,958
   Total Other Income/Expenses            (86,610)       (36,853)       40,221
INCOME (LOSS) BEFORE TAXES . .          1,591,824     (1,333,810)   (1,134,913)
INCOME TAXES . . . . . . . . .            (33,562)             0             0
NET INCOME/LOSS. . . . . . . .          1,558,262     (1,333,810)   (1,134,913)
BASIC INCOME/LOSS per share. .               0.23          (0.25)        (0.42)
FULLY DILUTED INCOME/LOSS. . .               0.22          (0.25)            0


     The most significant factor concerning our operations past and prospective is the excessive cost of short-term financing during our development and early operational phases. We calculate that we might have achieved as much as $3.9 million in profit if we had both internal cash (additional equity) and a more commercially reasonable line of credit, both as discussed above in sub-Item (a) of this Item 6.

             The Remainder of this Page is Intentionally left Blank

     MARGIN OF GROSS PROFIT. We have increased our net sales, gross profit and decreased the cost of sales and resulting gross profit as a percent of net sales, consistently over the past three years:

                             2000          1999     1998
--------------------------------------------------------
1. NET SALES. . . .  $100,076,236   $21,442,009  120,234
2. COST OF SALES. .    82,401,085)   15,666,658   66,654
3. Gross Profit . .    17,675,151     5,775,351   53,580
                     -------------  -----------  -------
4. (3) dived by (1)          0.18          0.27     0.45
                     =============  ===========  =======



     MARGIN OF EXPENSES. We have improved each category of expenses as a percent of Net Sales over the past two years.

                                    2000                    1999
----------------------------------------------------------------------------
NET SALES. . . . . . . . .  $100,076,236              $21,442,009
Depreciation . . . . . . .        22,940       0.0002      13,834    0.0006
                            ------------  -----------  -----------  --------
General & Administrative .     4,705,739       0.0470   3,513,990    0.1639
Selling & Marketing. . . .     9,976,852       0.0997   3,171,170    0.1479
Royalties. . . . . . . . .     1,113,439       0.0111     287,724    0.0134
Rent . . . . . . . . . . .       177,747       0.0018      85,590    0.0040
   Total Expenses. . . . .    15,996,717       0.1598   7,072,308    0.3298
                            ------------  -----------  -----------  --------
      Net Operating. . . .     1,678,434       0.0168  (1,296,957)  (0.0605)
                            ------------  -----------  -----------  --------
INCOME/(LOSS) BEFORE TAXES     1,591,824       0.0159  (1,333,810)  (0.0622)
                            ------------  -----------  -----------  --------


             The Remainder of this Page is Intentionally left Blank

      (B.) FINANCIAL CONDITION. Our Financial condition has improved steadily over the past three years.


Balance Sheet  December 31 . .       2000        1999      1998
------------------------------  ----------  ----------  --------
Cash and equivalents . . . . .    298,734      26,404   122,257
Restricted Cash. . . . . . . .  1,868,254     983,795         0
Accounts Receivable. . . . . .    394,298           0         0
Receivables-Other. . . . . . .  1,505,201     800,076         0
Inventory. . . . . . . . . . .    812,416      57,762    27,342
Employee Advances. . . . . . .     17,127      10,923         0
Prepaid Expenses . . . . . . .    200,543     229,128         0
 Total Current Assets. . . . .  5,096,573   2,108,088   149,599
                                ----------  ----------  --------
Machinery and Equipment. . . .     36,625      36,625    25,925
                                ----------  ----------  --------
Office Furniture and Equipment     50,792      45,292    45,292
Leasehold Improvements . . . .     37,239           0         0
Accumulated Depreciation . . .    (47,032)    (24,092)  (10,258)
 Net Property and Equipment. .     77,624      57,825    60,959
                                ----------  ----------  --------
Deferred stock offering costs.          0      50,000         0
                                ----------  ----------  --------
Patent and Trademark costs . .          0      26,668    26,668
Deposits . . . . . . . . . . .     67,112      12,773    12,773
Prepaid Advertising. . . . . .  1,224,648     607,166    85,302
 Other Assets. . . . . . . . .  1,291,760     696,607   124,743
                                ----------  ----------  --------
Total Assets . . . . . . . . .  6,465,957   2,862,520   335,301
                                ----------  ----------  --------

     We see improvement over previous years in each category of assets. This is due to increased volume of operations and sustained profitability in year 2000.

             The Remainder of this Page is Intentionally left Blank

Balance Sheet  December 31 . . . .        2000         1999         1998
-------------------------------------------------------------------------
Accounts payable/accrued expenses.     957,908    1,111,719       78,610
Income taxes Payable . . . . . . .      33,562            0            0
Allowances for sales returns . . .     447,626      462,677            0
Notes Payable (current portion). .     954,092      112,439       40,000
Notes Payable (related parties). .     362,500      360,156       87,500
Line of Credit . . . . . . . . . .           0      132,148            0
Total Liabilities. . . . . . . . .   2,755,688    2,179,139      206,110
                                    -----------  -----------  -----------
Common Stock . . . . . . . . . . .       7,349        6,310        3,374
                                    -----------  -----------  -----------
Paid-in Capital. . . . . . . . . .   4,712,636    3,245,049    1,359,985
Accumulated Deficit. . . . . . . .  (1,009,716)  (2,567,978)  (1,234,168)
Total Equity . . . . . . . . . . .   3,710,269      683,381      129,191
                                    -----------  -----------  -----------
Total Liabilities & Equity . . . .   6,465,957    2,862,520      335,301
                                    -----------  -----------  -----------


     Assets net of liabilities has improved by a factor of 5.43 in 2000 over 1999.


 (3.) FUTURE PROSPECTS. We have seen a steady improvement in our business, as our projects developed in 1999 reached the marketing stage. We have been able to finance growth and increase in the number of projects reaching market and new projects in development, while sustaining significant profitability during year 2000. We would expect continuing improvement, even if we do not improve our financing relationships, and even without the infusion of additional capital. If, as we expect, improvement in both financing categories are improved, we would expect a more dramatic increase in profitability. These are, of course, forward looking statements, and are subject to certain cautionary considerations. There is always a risk of changes in market conditions, economic downturns resulting in reduced consumer spending, and unexpected costs connected with building inventory against anticipated sales, not to mention the possibility that one or more of our 12 - 15 current development projects may prove unsuccessful. Not every project we have undertaken in the past has succeeded. There can be no guaranty of future success. There are countless other unforeseeable risks of doing business which may result in a disappointment of our expectations for future years.


                          Item  7.  Financial  Statements.

                                    Item  7.
                  Changes In and Disagreements With Accountants
                     on Accounting and Financial Disclosure.

     None.

             The Remainder of this Page is Intentionally left Blank

                                    PART III


                                     ITEM 8.
        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following persons are the Directors of Registrant, having taken office from the inception of the issuer, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined. Kevin Harrington and Tim Harrington took office August 7, 1998. Mel Arthur took office January 20, 1999. The present four Directors were reelected by Majority Shareholder Action, on or about October 2, 2000, and were confirmed and reelected at a meeting of Shareholders held in May 2001.

     Kevin Harrington, 44, prior to his current tenure as Chairman and CEO of Reliant Interactive Media, Kevin Harrington helped pioneer the growth and acceptance of televised direct-response marketing, or what our culture more commonly calls "long-form commercials." In fact, Harrington produced his first long-form commercial in 1985, and then founded Quantum International, one of the most successful companies in direct response history. Limited to a three-person staff (which included his brother, Tim), Harrington turned a $25,000 investment into sales of more $140 million in the company's first two years of operation. While at the helm of Quantum, Harrington launched a string of highly-profitable shows featuring such universally popular products as The Great Wok of China, Wolfman Jack's Solid Gold Rock 'n Roll Hits (the first ever music long-form commercial), The JetStream Oven, The Daily Mixer, Ginsu/The Blade Knives, Kevin Trudeau's Mega Memory and The Flying Lure (the industry's first fishing lure show). In 1989, Harrington started the expansion of direct-response television into more than 30 foreign markets. In 1991, Quantum was sold to industry giant National Media. As a result of this transaction, Harrington ascended to the presidency of National, where he presided over the launch of another string of a blockbuster shows, including Bruce Jenner's Stair Climber, Bruce Jenner's Super Step, Bruce Jenner's Powerwalk, Blue Coral's Autofoam and Regal Royal Diamond Cookware. In July, 1994, Harrington left National Media to form joint venture company with The Home Shopping Network. Called HSN Direct International, the aim of the venture was to develop a long-form commercial company that could take products that had performed successfully on HSN and roll them out into traditional long-form commercial formats for broadcast around the world. The high-profile domestic and foreign successes of HSN Direct include shows such as Tony Little's Ab Isolator; Sweet Simplicity, a hair removal product; and Kathy Smith's AirTech Glider. HSN Direct also forged a number of ground-breaking alliance with international marketers in countries throughout Europe, Latin
America, Asia and the Middle East. Eventually, the company saw its shows broadcast in some 70 countries around the world. In August of 1998, Harrington was appointed Chairman and CEO of Reliant Interactive Media Corp., (OTC BB:
RIMC). Kevin Harrington is a founding Board member Electronic Retailing Association, an industry association.

     Tim Harrington, 35, prior to his current tenure as President and COO of Reliant Interactive Media, Tim Harrington worked in close concert with his brother pioneering the growth of the long-form commercial industry into an accepted means of driving both direct and retail sales. Through his primary focus on the details of legal, contractual and production matters. He continued in that role as the executive vice-president of National Media, also picking up executive responsibility for the firm's marketing and sales departments. As the co-founder and executive vice-president of HSN Direct International, Tim exercised executive control and leadership over product development and marketing groups that generated approximately $30 million in annual sales. HSN Direct's solid production values and media-buying savvy are directly attributed to his leadership of those two key areas. In his current role as president of Reliant, Tim is more involved than ever in over-seeing the long-form commercial production and product development activities for the Company.

     Mel Arthur, 57, prior to his current tenure as Executive Vice President and Director of Reliant Interactive Media, Mr. Arthur was the "Top Producing show host," producing approximately a billion dollars in revenues while on the air during his eight-year career with Home Shopping Network, and was acknowledged in the industry as one of the most versatile hosts on the air. His expertise ranges from computers, fine jewelry, oriental rugs, exercise equipment, home electronics, vitamins, health and fitness to collectibles and more. Mr. Arthur achieved record sales, including almost 3 million dollars sold in computers, in less than 30 minutes. He has appeared with some of the top celebrities on television and in sports, such as Vanna White, Barbara Mandrel, Ed McMahon, Mickey Mantle, Ted Williams, Willie Mays, and Jim Brown, just to name a few. His business experience is highlighted by a six-year career as a sportscaster and color announcer for the USFL, NASL, the Jacksonville University Basketball Team, and he was the force behind the first half hour magazine shows emanating from PGA Tour Headquarters and The Tournament Player's Championship. Mel was voted Jacksonville's Most Popular radio personality. Mr. Arthur was President of his own insurance agency for three years; was a leader in the telecommunications industry for eight years between 1972 and 1980 as a pioneer in the telephone interconnect industry; and between 1970 and 1972 he was one of the top sales producers for Honeywell's EDP division, marketing large scale, multimillion-dollar mainframe computers. From 1962 through 1970, Mel starred all over the United States, Canada, Europe and the Caribbean as a stand-up comedian, as well as writing for other stand-up comedians such as Jackie Mason and Gabe Kaplan.

     Karl E. Rodriguez, 53, the Company's Secretary, received his Juris Doctor degree in 1972 from Louisiana State University Law School. He has practiced business and corporate law since 1972, emphasizing securities and entertainment matters, and has been self-employed in that capacity for the past five years. He has served as a director of Oasis Entertainment's Fourth Movie Project, Inc., since April 1998. During his law practice he has also been involved in a variety of dynamic business experiences. From 1975 to 1982, he was active in real estate development in the Baton Rouge, Louisiana area. From 1980 until 1985, he specialized in the sale of businesses and franchises as the owner and operator of VR Business Brokers. In 1986, he became the Project Manager for Bluffs Limited Partnership, where he structured the development of an Arnold Palmer Design Golf Course and in 1992, Mr. Rodriguez was the Managing Director for MedAmerica, LLC., medicine clinics for children. From 1993 through 1998, he was the Director, Corporate Secretary and General Counsel for Telco Communications, Inc., which is a long distance reseller company. From 1992 until 1996, he was the President of Healthcare Financial and Management Services, Inc., providing billing services to three Louisiana hospitals.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.


                        ITEM 9.  EXECUTIVE COMPENSATION.

     The Company has entered into Employment Agreements with Kevin Harrington and Tim Harrington for 5 years and with Mel Arthur for 5 years. The Company's Officers and Directors serve with the following elements of compensation at this time.

     SUMMARY COMPENSATION, TABLE A. the disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation ' 228.402.


                                                                      Long Term Compensation
                            Annual Compensation                        Awards      Payouts
a . . . .            .  b         c            d        e           f         g       h        i
-----------------------------------------------------------------------------------------------------
Name. . . .            Year    Salary        Bonus                          Securi-  LTIP
And . . . .                      ($)          ($)     Other       Restric-   Ties  Payouts
Principal .                                          Annual        Ted       Under-   ($)  All Other
Position. .                                          Compen        Stock     Lying          Compen
                                                     -sation       Awards   Options         Sation
                                                       ($)          ($)      SAR's            ($)
                                                                              (#)
------------------------------------------------------------------------------------------------
Kevin . . .            2000      124,498        *     37,291          0        0       0       0
Harrington.            1999      120,000        *          0          0        0       0       0
CEO (1) . .            1998       10,000        0          0          0        0       0       0
Tim . . . .            2000      158,307        *     16,019          0        0       0       0
Harrington.            1999       96,000        *          0          0        0       0       0
COO (2) . .            1998        8,000        0          0          0        0       0       0
Mel Arthur.            2000      179,430        0     12,813          0        0       0       0
VP (3). . .            1999       41,500        0          0    175,000  100,000       0       0
                       1998            0        0          0          0        0       0       0


NOTES  TO  TABLE  A:

*(d)(1)(2)(3)  Bonuses  based  on  0.009%  (Kevin  Harrington),  0.006%  (Tim
Harrington) and none (Mel Arthur),are paid only if we reach an aggregate of $125,000,000 in sales. Those sales levels were not reached in 2000, but should be reached in early 2001.

    ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



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

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. On December 15, 2000, the employment agreements of Kevin Harrington, Tim Harrington and Mel Arthur were amended such tht certain options based upon our net sales could not be earned until $125,000,000 in aggregate sales were reached beginning in January, 1999. See Note 2 of the attached financial statements.

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

             The Remainder of this Page is Intentionally left Blank

                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

 Name and Address of Beneficial Owner  Actual           %
                                       Ownership
---------------------------------------------------------
Kevin Harrington Chairman and CEO . .  2,156,101    29.33
7676 Hunter Lane
Pineglass Park, FL 33782
---------------------------------------------------------
Tim Harrington President and COO. . .  1,100,000    14.97
531 Rafael Blvd NE
St. Petersburg FL 33704
---------------------------------------------------------
Mel Arthur,  Executive Vice President    105,000     1.43
12001 9th St N #2509
St. Petersburg FL 33716
---------------------------------------------------------
Karl Rodriguez  Secretary . . . . . .    100,000     1.36
1203 Kings Road #110
West Hollywood CA 90069
---------------------------------------------------------
All Officers and Directors as a Group  3,461,101    47.10
---------------------------------------------------------
Total Shares Issued and Outstanding .  7,348,821   100.00
---------------------------------------------------------



 (C) CHANGES IN CONTROL/REVERSE ACQUISITION. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer. A "reverse acquisition" is the acquisition of a private company by a public company, by which the private company's shareholders acquired control of the public company. This Issuer is presently committed to the development of its long-form commercial business. While this Issuer is continuously interested in opportunities for direct acquisition of products, projects, assets and possible businesses, which may have some synergy with its core business, this Issuer may not be used as a vehicle for a reverse acquisition.


            ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Kevin and Tim Harrington are brothers and officers and directors of our Company. Both of them are the owners of business interests acquired by this Company; namely, Kevin Harrington Enterprises (Kevin Harrington), JPH Enterprises and Cigar Television Network (Tim Harrington). Karl E. Rodriguez provides legal services to the company through a professional services firm, Intrepid International, Ltd. Legal fees paid in the year 2000 were $30,026.15.

     Karl Rodriguez serves as secretary and general counsel of Oasis Fourth Movie Project, Inc., engaged in business with the Company, in the film and video tape production industry. The Ownership and Management of Oasis is otherwise unrelated to the ownership and management of this Issuer.

   ITEM 12.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



 (A)  FINANCIAL  STATEMENTS.

--------------------------------------------------------------------------------
                              FINANCIAL  STATEMENTS                       PAGE
--------------------------------------------------------------------------------
F-1     Audited  Financial Statements: for the Years Ended December 31, 2000 and
        1999
--------------------------------------------------------------------------------


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





/s/Kevin Harrington                      /s/Tim Harrington
   Kevin  Harrington                        Tim  Harrington
   chairman and ceo/director                president and coo/director


/s/Mel Arthur                           /s/Karl E. Rodriguez
   Mel  Arthur                             Karl  E.  Rodriguez
  executive vice president/director        secretary/director

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                 C O N T E N T S




Independent  Auditors'  Report                                         33

Consolidated  Balance  Sheet                                           34

Consolidated  Statements  of  Operations                               35

Consolidated  Statements  of  Stockholders'  Equity                    36

Consolidated  Statements  of  Cash  Flows                              37

Notes  to  the  Consolidated  Financial  Statements                    38

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
Reliant  Interactive  Media  Corporation
 and  Subsidiaries
Tampa,  Florida

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Reliant
Interactive Media Corporation and Subsidiaries at December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliant Interactive Media Corporation and Subsidiaries as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.


/s/HJ  &  Associates,  LLC
HJ  &  Associates,  LLC
Salt  Lake  City,  Utah
March  19,  2001

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                     ASSETS

                                                               December  31,
                                                                   2000
-----------------------------------------------------------------------------

CURRENT  ASSETS

Cash  and  cash  equivalents  (Note  1)                      $     298,734
Restricted  cash  (Note  1)                                      1,868,254
Accounts  receivable,  net  (Note  1)                              394,298
Receivables  -  other  (Note  3)                                 1,505,201
Inventory  (Note  1)                                               812,416
Employee  advances                                                  17,127
Prepaid  expenses                                                  200,543
                                                             -------------
Total  Current  Assets                                           5,096,573
                                                             =============

PROPERTY  AND  EQUIPMENT  (Note  1)

Machinery  and  equipment                                           36,625
Office  furniture  and  computer  equipment                         50,792
Leasehold  improvements                                             37,239
                                                             -------------
Total  Property  and  Equipment                                    124,656
Less:  Accumulated  depreciation                                  (47,032)
                                                             -------------
Net  Property  and  Equipment                                       77,624
                                                             -------------
OTHER  ASSETS

Deposits                                                            67,112
Prepaid  advertising  (Note  1)                                  1,224,648
                                                             -------------
Total  Other  Assets                                             1,291,760
                                                             -------------
TOTAL  ASSETS                                                $   6,465,957
                                                             =============

    The accompanying notes are an integral part of these financial statements

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               December  31,
                                                                    2000
--------------------------------------------------------------------------------

CURRENT  LIABILITIES

Accounts  payable  and  accrued  expenses                     $     957,908
Income  taxes  payable  (Note  10)                                   33,562
Allowance  for  sales  returns  (Note  1)                           447,626
Notes  payable  -  current  portion  (Note  6)                      954,092
Notes  payable  -  related  parties  (Note  5)                      362,500
                                                              -------------
Total  Liabilities                                                2,755,688
                                                              -------------

COMMITMENTS  AND  CONTINGENCIES  (Note  2)

STOCKHOLDERS'  EQUITY

Common stock: 50,000,000 shares
authorized of $0.001 par value,
7,348,821 shares issued and outstanding                               7,349
Additional  paid-in  capital                                      4,712,636
Accumulated  deficit                                             (1,009,716)
                                                              -------------
Total  Stockholders'  Equity                                      3,710,269
                                                              -------------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                $   6,465,957
                                                              =============

   The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                 For  the  Years  Ended
                                                       December  31,
                                              2000                     1999
--------------------------------------------------------------------------------


NET  SALES                           $     100,076,236          $     21,442,009
COST  OF  SALES                             82,401,085                15,666,658
                                     -------------------------------------------
GROSS  PROFIT                               17,675,151                 5,775,351
                                     -------------------------------------------

OPERATING  EXPENSES
Depreciation                                    22,940                    13,834
General  and  administrative                 4,705,739                 3,513,990
Selling  and  marketing                      9,976,852                 3,171,170
Royalties                                    1,113,439                   287,724
Rent                                           177,747                    85,590
                                     -------------------------------------------
Total  Operating  Expenses                  15,996,717                 7,072,308
                                     -------------------------------------------
OPERATING  INCOME  (LOSS)                    1,678,434               (1,296,957)
                                     -------------------------------------------

OTHER  INCOME  (EXPENSES)
Interest  expense                              (93,059)                 (37,377)
Interest  income                                 6,449                       524
                                     -------------------------------------------
Total  Other  Income  (Expenses)               (86,610)                 (36,853)
                                     -------------------------------------------
INCOME  (LOSS)  BEFORE INCOME TAXES          1,591,824               (1,333,810)

INCOME  TAXES  (Note  10)                       33,562                         0
                                     -------------------------------------------
NET  INCOME  (LOSS)                  $       1,558,262         $     (1,333,810)
                                     ===========================================
BASIC INCOME (LOSS)
PER SHARE (Note 9)                   $            0.23         $          (0.25)
                                     ===========================================
FULLY DILUTED INCOME (LOSS)
PER SHARE (Note 9)                   $            0.22         $          (0.25)
                                     ===========================================

   The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                                            Additional
                                                 Common  Stock                Paid-in         Accumulated
                                            Shares           Amount           Capital           Deficit
-----------------------------------------------------------------------------------------------------------

Balance,  December  31,  1998             3,373,570     $     3,374     $    1,359,985     $     (1,234,168)

Common  stock  issued  for  cash          1,098,000           1,098            938,902                    0

Common  stock  issued  for  services        338,700             338            197,662                    0

Fractional  shares  issued  in  the
 reverse  stock  split                            1               0                  0                    0

Common  stock  issued  for
 acquisition  of  TPH  Marketing,  Inc.   1,500,000           1,500            748,500                    0

Net  loss  for  the  year  ended
 December  31,  1999                              0               0                  0           (1,333,810)
                                        --------------------------------------------------------------------

Balance, December 31, 1999                6,310,271           6,310          3,245,049           (2,567,978)

Capital  withdrawals                              0               0           (166,100)                   0

Common  stock  issued  for  services        538,550             539            734,187                    0

Common  stock  issued  for  cash            500,000             500            999,500                    0

Stock  offering  costs                            0               0           (100,000)                   0

Net  income  for  the  year  ended
 December  31,  2000                              0               0                  0            1,558,262
                                        --------------------------------------------------------------------
Balance,  December  31,  2000             7,348,821     $     7,349      $   4,712,636     $     (1,009,716)
                                        ====================================================================

   The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                   For  the  Years  Ended
                                                         December  31,
                                                   2000                 1999
--------------------------------------------------------------------------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net  income  (loss)                         $     1,558,262    $     (1,333,810)
Adjustments to reconcile net
income (loss) to net cash used in
operating activities: Depreciation                   22,940              13,834
Amortization  of  prepaid  advertising              922,738             458,934
Bad  debts                                            9,457              64,967
Allowance  for  sales  returns                      (15,051)            462,677
Loss  on  disposal  of  assets                       26,668                   0
Loss  on  purchase  of  subsidiary                       .0             750,000
Common  stock  issued  for  services                734,726             198,000
Changes  in  assets  and  liabilities:
Restricted  cash                                   (884,459)           (983,795)
Accounts  receivable                               (403,755)            (64,967)
Accounts  receivable  -  other                     (705,125)           (800,076)
Inventory                                          (754,654)            (30,420)
Deposits                                             (4,339)                  0
Prepaids  and  advances                              22,381            (290,051)
Prepaid  advertising                             (1,540,220)           (980,798)
Accounts  payable  and  accrued  expenses          (153,811)          1,033,109
Income  taxes  payable                               33,562                   0
                                            ------------------------------------
Net Cash Used in Operating Activities            (1,130,680)         (1,502,396)
                                            ------------------------------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Purchase of property and equipment                  (42,739)            (10,700)
                                            ------------------------------------

Net  Cash  Used  in  Investing  Activities          (42,739)            (10,700)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Proceeds from notes payable-related parties           2,344             475,000
Payments  on  notes  payable  -  related  parties         0            (202,344)
Proceeds  from  notes  payable                      954,092             200,000
Payments  on  notes  payable                       (112,439)           (127,561)
Line  of  credit,  net                             (132,148)            132,148
Proceeds  from  issuance  of  common  stock       1,000,000             940,000
Stock  offering  costs                             (100,000)                  0
Capital  withdrawals                               (166,100)                  0
                                            ------------------------------------
Net Cash Provided by Financing Activities   $     1,445,749     $     1,417,243
                                            ====================================

   The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                       For the Years Ended
                                                          December  31,
                                                 2000                   1999
--------------------------------------------------------------------------------

NET  INCREASE  (DECREASE)  IN  CASH  AND  CASH
 EQUIVALENTS                               $     272,330          $     (95,853)
CASH  AND  CASH  EQUIVALENTS,  BEGINNING
 OF  YEAR                                         26,404                122,257
                                           -------------------------------------
CASH  AND  CASH EQUIVALENTS, END OF YEAR   $     298,734          $      26,404
                                           =====================================
Cash  payments  for:
     Income  taxes                         $           0          $           0
     Interest                              $      17,957          $      22,439

Supplemental  schedule  of  non-cash  financing  and  investing  activities:

Common stock issued for services           $     734,726          $     198,000
Common stock issued for subsidiary         $           0          $     750,000

   The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Organization

Reliant Interactive Media Corporation (the Company) was organized under the laws of the State of Utah on July 30, 1984. The Company subsequently ceased its original business activity in 1993 and was not engaged in any business activity but was seeking potential investments or business acquisitions and consequently was considered a development stage company as defined in SFAS No. 7 until January 1, 1999. At the time of the acquisition, the Company was a non-operating public shell with nominal assets. The Company changed its name from Reliant Corporation to Reliant Interactive Media Corporation (Reliant) in August 7, 1998.

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

     New  Accounting  Pronouncements

The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB
Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     New  Accounting  Pronouncements  (Continued)

The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.
The adoption of this principle had no material effect on the Company's consolidated financial statements.

The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

     Accounting  Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     Cash  and  Cash  Equivalents

For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

          Leasehold  improvements                      5  years
          Office  furniture  and  equipment     5  to  7  years
          Machinery  and  equipment             5  to  7  years

Depreciation expense for the years ended December 31, 2000 and 1999 was $22,940 and $13,834, respectively.

     Accounts  Receivable

Accounts receivable are shown net of the allowance for doubtful accounts of $9,457 at December 31, 2000.

     Prepaid  Advertising

     Prepaid  advertising  consisted  of  the  following:

                                                   December  31,
                                                        2000
                                                  --------------
          Production  costs  of  infomercials    $    2,351,198
          Production  costs  of  tv  shows               52,430
                                                 --------------
          Subtotal                                    2,403,628
          Less:  accumulated  amortization           (1,178,980)
                                                 --------------
          Net  prepaid  advertising              $    1,224,648
                                                 ==============

     These advertising costs are amortized over the useful life of the infomercials and tv shows which is estimated at 18 months. The production costs begin amortizing when they begin broadcasting. Each product that has production costs is evaluated on a quarterly basis for the recoverability of those costs. Production costs of products that are no longer being sold are fully expensed in the year that sales cease. Amortization expense relating to prepaid advertising was $922,738 and $458,934 for the years ended December 31, 2000 and 1999, respectively.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Credit  Risks

The Company maintains its cash accounts primarily in one bank in Florida. The Federal Deposit Insurance Corporation (FDIC) insures accounts to $100,000. The Company's accounts occasionally exceed the insured amount. The Company also maintains a cash account in Great Britain. The funds held in this foreign account are not FDIC insured.

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

     Revenue  Recognition

Revenue is recognized upon shipment of goods to the customer. The Company has adopted a returns policy whereby the customer can return any goods received within 30 days of receipt for a full refund. The Company makes an allowance for returns based on past history and experience. At December 31, 2000, the allowance was $447,626.

     Restricted  Cash

The Company uses the services of an independent fulfillment center (the Center) to receive and process orders for the Company. The Center collects payments from charge cards or checks. The Center has set up a cash reserve for potential charge card chargebacks and returns of product for refund. The chargeback reserve is 3% of all charge card sales and any chargebacks are credited out of this reserve. The reserve for returns is based on the return rate history of each product and any returns are refunded out of this reserve. The total cash reserved at December 31, 2000 was $1,868,254 and has been classified as restricted cash.

     Reclassifications

Certain amounts for the year ended December 31, 1999 have been reclassified to conform with the presentation of the December 31, 2000 amounts. The reclassifications have no effect on net income (loss) for the year ended December 31, 1999.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE  2  -     COMMITMENTS  AND  CONTINGENCIES

     Employment  Agreements

The Company has entered into an employment agreement with Kevin Harrington, CEO of the Company. Mr. Harrington will receive an annual salary of $250,000. In addition, Mr. Harrington shall receive 100,000 shares of the Company's common stock for each $10,000,000 in sales of the Company with a maximum of 3,000,000 shares to be issued. Mr. Harrington will also receive additional compensation equal to 9/10 of 1% of sales if the Company achieves sales annually in excess of $10,000,000. However, none of these shares or the additional compensation shall be earned or issued until the Company's sales exceed an aggregate of $125,000,000 beginning from January 1, 1999 (see Note 11). The employment agreement ends on December 15, 2005.

The Company has entered into an employment agreement with Tim Harrington, President of the Company. Mr. Harrington will receive an annual salary of $250,000. In addition, Mr. Harrington shall receive 100,000 shares of the Company's common stock for each $10,000,000 in sales of the Company with a maximum of 2,000,000 shares to be issued. Mr. Harrington will also receive additional compensation equal to 6/10 of 1% of sales if the Company achieves sales annually in excess of $10,000,000. However, none of these shares or the additional compensation shall be earned or issued until the Company's sales exceed an aggregate of $125,000,000 beginning from January 1, 1999 (see Note
11).  The  employment  agreement  ends  on  December  15,  2005.

The Company has entered into an employment agreement with Mel Arthur, Executive Vice President of the Company. Mr. Arthur will receive an annual salary of $250,000. In addition, Mr. Arthur shall receive 100,000 shares of the Company's common stock for each $10,000,000 in sales of the Company with a maximum of 900,000 shares to be issued. However, none of these shares shall be earned or issued until the Company's sales exceed an aggregate of $125,000,000 beginning from January 1, 1999 (see Note 11). The employment agreement ends on December 15, 2005.

     Office  Lease

The Company entered into a five (5) year non-cancelable office lease beginning March 1, 2000. Payments are currently $14,902 per month through February 2001 and increase to $15,550 in March 2001. Future minimum lease payments under the lease are as follows:

             Year  ending                  Operating
             December  31,                    Lease
         -------------------------------------------------

                 2001                    $     185,304
                 2002                          193,079
                 2003                          200,854
                 2004                          208,629
                 2005  and  thereafter          34,988
          ------------------------------------------------
     Total  lease  payments              $     822,854

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE  3  -     RECEIVABLES  -  OTHER

The Company uses the services of a fulfillment center (Center) located in Dallas, Texas. The Center receives, processes and ships orders on behalf of the Company. The Center also collects payment on the products it sells for the Company. At December 31, 2000, the Center owed the Company $1,505,201. These amounts result from payments received less amounts due the Center for the services it rendered to the Company.

NOTE  4  -     EQUITY  TRANSACTIONS

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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE  4  -     EQUITY  TRANSACTIONS  (Continued)

During 2000, the Company issued 500,000 shares of its common stock for cash of $1,000,000 or $2.00 per share. The Company paid $100,000 in stock offering costs as a result of the stock offering. The Company also issued 538,550 shares of its common stock for services rendered, valued at $734,726 or approximately $1.36 per share. The shares were valued at the market price of the stock at the time of issuance. In addition, shareholders of the Company withdrew $166,100 against capital previously contributed by them to the Company. The original contributions were recorded as additional paid-in capital and the withdrawals are a reduction in the same account.

NOTE  5  -     NOTES  PAYABLE  -  RELATED  PARTIES

     Notes  payable  -  related  parties  consisted  of  the  following:

                                                      December  31,
                                                          2000
-----------------------------------------------------------------------
Note payable to a shareholder, unsecured,
interest at 8.0%, interest payments due quarterly
beginning March 31, 1999, principal balance due
December 31, 2000.                                    $     37,500

Note payable to a shareholder, unsecured, interest
at 8.0%, interest payments due quarterly beginning
March 31, 1999, principal balance due December
31, 2000.                                                   50,000

Note payable to a related company, unsecured,
interest at 10%, principal and interest balance
due on demand.                                             125,000

Note payable to a related company, unsecured,
interest at 10%, principal and interest balance
due on demand.                                             100,000

Note payable to a related company, unsecured,
interest at 10%, principal and interest balance
due June 1, 2000.                                           50,000
                                                -------------------
Total notes payable-related parties                        362,500

Less: current portion                                     (362,500)
                                                -------------------
Long-term notes payable-related parties              $           0
                                                ===================

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE  5  -     NOTES  PAYABLE  -  RELATED  PARTIES  (Continued)

     Maturities  of  notes  payable  -  related  parties  are  as  follows:

            Years  Ending
            December  31,
       -----------------------------------------------------------
               2001                            $     362,500
               2002                                        0
               2003  and  thereafter                       0
       -----------------------------------------------------------
               Total                           $     362,500
       ===========================================================

NOTE 6  -  NOTES  PAYABLE

     Notes  payable  consisted  of  the  following:

                                                  December  31,
                                                      2000
                                            -----------------------

Note payable to a company, unsecured, interest
at 1.5% per month until paid, principal  balance
due on demand.                                        $     275,000

Note payable to a company, secured by inventory
of the Company, interest at 1.5% per month until
paid, balance due on or before February 28, 2001.           679,092
                                            -----------------------
Total  notes  payable                                       954,092
Less:  current  portion                                    (954,092)
                                            -----------------------
Long-term  notes  payable                             $           0
                                            =======================

Maturities  of  notes  payable  are  as  follows:

          Years  ending
          December  31,
  -----------------------------------------------------
               2001                     $     954,092
               2002                                 0
               2003  and  thereafter                0
  -----------------------------------------------------
               Total                    $     954,092
  =====================================================

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE  7  -     FINANCIAL  INSTRUMENTS

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

The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amount of long-term debt approximates fair value based on the borrowing rate (10.0%) previously held by the Company for a bank loan.

NOTE  8  -     OUTSTANDING  STOCK  OPTIONS

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 133%; risk-free interest rates of 10.0 percent and expected lives of 4.0 years.

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) would have been unchanged by the pro forma amounts indicated below:

                                            December  31,
                                      2000                1999
   ----------------------------------------------------------------
     Net  income  (loss):
       As  reported            $     1,558,262     $    (1,333,810)
       Pro  forma              $     1,558,262     $    (1,333,810)

     Basic  income  (loss)  per  share:
       As  reported            $          0.23     $         (0.25)
       Pro  forma              $          0.23     $         (0.25)

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE  8  -     OUTSTANDING  STOCK  OPTIONS  (Continued)

A summary of the status of the Company's stock option plans as of December 31, 2000 and changes during the year is presented below:

                                                        December  31,  2000
                                                                        Weighted
                                                                        Average
                                                        Shares          Exercise
                                                                         Price
--------------------------------------------------------------------------------

Outstanding, December 31, 1999                        420,000               5.00

Granted                                                     0                  0
Canceled                                                    0                  0
Exercised                                                   0                  0
                                               ---------------------------------
Outstanding,  December  31,  2000                     420,000         $     5.00
                                               ---------------------------------
Exercisable,  December  31,  2000                     210,000         $     3.25
                                               ---------------------------------

Outstanding     Exercisable

                                         Average       Weighted      Weighted       Weighted
                            Number      Remaining      Average        Number         Average
                         Outstanding   Contractual    Excercise    Exercisable      Exercise
Exercise Prices          at 12/31/00       Life        Price        at 12/31/00       Price
---------------------------------------------------------------------------------------------
$  2.50                    105,000           4.00    $     2.50         105,000    $     2.50
   4.00                    105,000           4.00          4.00         105,000          4.00
   6.00                    105,000           4.00          6.00               0             0
   7.50                    105,000           4.00          7.50               0             0
---------------------------------------------------------------------------------------------
$  2.50-7.50               420,000           4.00    $     5.00         210,000    $     3.25
=============================================================================================

The options were granted as compensation and additional bonuses to certain officers of the Company. These options were issued with an exercise price above the market value of the stock at the date of issuance.

Additional stock options are available to Kevin Harrington, Tim Harrington and Mel Arthur based on the stock trading performance of the Company's common stock. If the Company's shares are trading at a price of $15.00 per share, 256,500 options will be granted at an exercise price of $7.50 per share. If the Company's shares are trading at a price of $20.00 per share, 256,500 options will be granted at an exercise price of $7.50 per share. If the Company's shares are trading at a price of $25.00 per share, 327,000 options will be granted at an exercise price of $7.50 per share. As of December 31, 2000, the Company's common stock has not reached any of the performance measurements mentioned above.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE  9  -     BASIC  AND  FULLY  DILUTED  INCOME  (LOSS)  PER  SHARE

The computation of basic and fully diluted income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:
                                                  For  the  Year  Ended
                                                  December  31,  2000
--------------------------------------------------------------------------------
                                Income                Shares          Per-Share
                              (Numerator)          (Denominator)        Amount
--------------------------------------------------------------------------------
Basic Income (Loss) Per Share

Income available to
common stockholders           $  1,558,262           6,769,221       $     0.23
                            ====================================================
     Effect  of  Dilutive  Securities

Common  stock  options                   0             420,000
--------------------------------------------------------------------------------

     Fully  Diluted  Income  (Loss)  Per  Share

Income available to
common stockholders
plus assumed conversions    $   1,558,262            7,189,221       $      0.22
                           =====================================================


                                                  For  the  Year  Ended
                                                  December  31,  1999
--------------------------------------------------------------------------------
                                      Loss              Shares        Per-Share
                                  (Numerator)        (Denominator)     Amount
Basic  Income (Loss)  Per  Share

Income  available  to
common  stockholders          $  (1,333,810)        $  5,418,627    $     (0.25)
                             ===================================================

Effect  of  Dilutive  Securities

Common  stock  options                    0                    0
                             ---------------------------------------------------

     Fully  Diluted  Income  (Loss)  Per  Share

Income  available  to
common  stockholders
plus  assumed  conversions  $    (1,333,810)       $   5,418,627   $     (0.25)
                            ====================================================

Options to purchase 420,000 shares of common stock were outstanding at December 31, 2000 (see Note 8). These options expire on June 30, 2004 and were issued with an exercise price equal to or above the market value of the stock at the date of issuance and have been included in the computation of fully diluted income (loss) per share.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE  10  -     INCOME  TAXES

The provision for income taxes as of December 31, 2000 is detailed in the following summary:

                                                 December  31
                                                     2000
---------------------------------------------------------------
Current:

               Federal  income  taxes            $     27,343
               State  income  taxes                     6,219
                                                ---------------
      Total  Provision  for  Income  Taxes       $     33,562
                                                ===============

As of December 31, 2000, the Company had not made any estimated income tax payments.

A reconciliation of income taxes at the state and federal statutory rate to the effective tax rate is as follows:

                                                 December  31,
                                                     2000
--------------------------------------------------------------
Income taxes computed at the state and federal
statutory  rate                                  $     628,770
Net  operating  loss  carryforwards                   (545,397)
Income forecast amortization of production costs       (52,617)
Other  non-deductible  items                             2,806
                                                 --------------
Income  Tax  Expense                             $      33,562
                                                 ==============

NOTE  11  -     SUBSEQUENT  EVENTS

On  January  12,  2001,  the  Company  reached  and  exceeded  an  aggregate  of
$125,000,000 in sales beginning from January 1, 1999 and as a result, three officers of the Company earned their respective revenue performance bonuses as detailed in their employment contracts (see Note 2). The Company issued 1,250,000 shares of common stock to Kevin Harrington, CEO of the Company, 1,250,000 shares of common stock to Tim Harrington, President of the Company, and 900,000 shares of common stock to Mel Arthur, Executive Vice-President of the Company in payment of these bonuses. The shares will be valued at the market price on the date of issuance or $0.50 per share.