Form 10QSB
period 2001-03-31
RELIANT INTERACTIVE MEDIA CORP
filed 2001-05-21
CIK 1074082

--------------------------------------------------------------------------------
                                 Tim Harrington
                                    PRESIDENT
                      Reliant Interactive Media Corporation
                          2701 N. Rocky Pointe Dr #200
                              Tampa, Florida 33607
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                      34700 Pacific Coast Highway Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended March 31, 2001

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 or 15(d) OF THE EXCHANGE ACT
     For  the  transition  period  from  ____________  to  ____________

                        Commission File Number:  0-26699

                         Reliant Interactive Media Corp.

        (Exact name of small business issuer as specified in its charter)

Nevada                                                                91-2007224
(State  or  other  jurisdiction             (IRS  Employer  Identification  No.)
of  incorporation  or  organization)

            2701 N. Rocky Point Dr., Suite 200, Tampa, Florida 33607
                    (Address of principal executive offices)

                                 (813) 282-1717
                           (Issuer's telephone number)

As of May 16, 2001, the number of shares outstanding of issuer's common stock, .001 par value, was 10,766,321.


Transitional  Small  Business  Disclosure  Format  (check  one):  yes [ ] no [X]

                          PART I: FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

                                        2


                      RELIANT INTERACTIVE MEDIA CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                      RELIANT INTERACTIVE MEDIA CORPORATION
                           Consolidated Balance Sheets

                                     ASSETS

                                             March  31,          December 31,
                                                2001                 2000
                                            (Unaudited)
--------------------------------------------------------------------------------
CURRENT  ASSETS

     Cash  and  cash  equivalents        $     468,123          $     298,734
     Restricted  cash                        1,895,499              1,868,254
     Accounts  receivable,  net                604,242                394,298
     Receivables  -  other                   1,530,173              1,505,201
     Inventory                               1,075,147                812,416
     Employee  advances                         19,403                 17,127
     Deferred  tax  asset                      594,878                      0
     Prepaid  expenses                         178,707                200,543
                                         -------------------------------------
          Total  Current  Assets             6,366,172              5,096,573

PROPERTY  AND  EQUIPMENT

     Machinery  and  equipment                  36,625                 36,625
     Office furniture and computer equipment    70,046                 50,792
     Leasehold  improvements                    37,239                 37,239
                                         -------------------------------------
          Total  Property  and  Equipment      143,910                124,656
          Less:  Accumulated  depreciation     (53,733)               (47,032)
                                         -------------------------------------
          Net  Property  and  Equipment         90,177                 77,624
                                         -------------------------------------
OTHER  ASSETS

     Deposits                                   53,690                 67,112
     Other  assets,  net                        19,953                      0
     Prepaid  advertising                      811,746              1,224,648
                                         -------------------------------------
          Total  Other  Assets                 885,389              1,291,760
                                         -------------------------------------
          TOTAL  ASSETS                $     7,341,738        $     6,465,957
                                         =====================================

  The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                     Consolidated Balance Sheets (Continued)


LIABILITIES  AND  STOCKHOLDERS'  EQUITY

                                                March  31,       December 31,
                                                  2001               2000
                                               (Unaudited)
--------------------------------------------------------------------------------

CURRENT  LIABILITIES

  Accounts payable and accrued expenses     $     1,104,236       $    957,908
  Income  taxes  payable                              7,112             33,562
  Allowance  for  sales  returns                    564,830            447,626
  Notes  payable  -  current  portion               561,788            954,092
  Notes  payable  -  related  parties               275,000            362,500
                                            -----------------------------------
          Total  Liabilities                      2,512,966          2,755,688
                                            -----------------------------------
COMMITMENTS  AND  CONTINGENCIES  (Note  3)

STOCKHOLDERS'  EQUITY

  Common stock: 50,000,000 shares authorized of $0.001
  par value, 11,268,821 and 7,348,821 shares issued
  and outstanding, respectively                      11,269              7,349
  Additional paid-in capital                      7,099,316          4,712,636
  Other comprehensive income                          8,620                  0
  Accumulated deficit                            (2,290,433)        (1,009,716)
                                            -----------------------------------
    Total  Stockholders' Equity                   4,828,772          3,710,269
                                            -----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    7,341,738     $    6,465,957
                                            ===================================

  The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               For  the  Three  Months  Ended
                                                         March  31,
                                                  2001                2000
--------------------------------------------------------------------------------
NET  SALES                          $     28,821,828          $     20,131,204

COST  OF  SALES                           23,683,919                16,345,755
                                    -------------------------------------------
GROSS  PROFIT                              5,137,909                 3,785,449
                                    -------------------------------------------
OPERATING  EXPENSES

     Depreciation  and  amortization           7,208                     4,485
     General  and  administrative          2,069,661                   742,573
     Selling  and  marketing               2,334,737                 2,701,911
     Royalties                               202,750                   214,615
     Stock  bonus  compensation            2,380,200                         0
                                    -------------------------------------------
          Total  Operating  Expenses       6,994,556                 3,663,584
                                    -------------------------------------------
OPERATING  INCOME  (LOSS)                 (1,856,647)                  121,865
                                    -------------------------------------------
OTHER  INCOME  (EXPENSES)

     Loss  on  exchange  rate                 (1,344)                        0
     Interest  expense                       (20,027)                  (12,067)
     Interest  income                          2,423                       170
                                    -------------------------------------------
          Total Other Income (Expenses)      (18,948)                  (11,897)
                                    -------------------------------------------
INCOME  (LOSS)  BEFORE  INCOME  TAXES     (1,875,595)                  109,968

INCOME  TAX  BENEFIT  (EXPENSE)              594,878                         0
                                    -------------------------------------------
NET  INCOME  (LOSS)                       (1,280,717)                  109,968
                                    -------------------------------------------
OTHER  COMPREHENSIVE  INCOME

  Foreign currency translation adjustment      8,620                         0
                                    -------------------------------------------
  TOTAL COMPREHENSIVE INCOME (LOSS)   $   (1,272,097)              $   109,968
                                    ===========================================
BASIC INCOME (LOSS) PER SHARE (Note 6)    $    (0.12)              $      0.02
                                    ===========================================
DILUTED INCOME (LOSS) PER SHARE (Note 6)  $    (0.12)              $      0.02
                                    ===========================================

  The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                 Consolidated Statements of Stockholders' Equity


                                                                       Additional       Other
                                                Common  Stock           Paid-in     Comprehensive       Accumulated
                                           Shares        Amount         Capital         Income            Deficit
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999               6,310,271    $     6,310    $   3,245,049    $        0    $      (2,567,978)

Capital  withdrawals                             0              0         (166,100)            0                    0

Common  stock issued for services          538,550            539          734,187             0                    0

Common  stock  issued  for  cash           500,000            500          999,500             0                    0

Stock  offering  costs                           0              0         (100,000)            0                    0

Net  income  for  the  year  ended
 December  31,  2000                             0              0                0             0            1,558,262
                                         -----------------------------------------------------------------------------
Balance,  December  31,  2000            7,348,821          7,349        4,712,636             0           (1,009,716)

Common  stock  issued  for  services
 (unaudited)                                20,000             20           10,380             0                    0

Common  stock  issued  for  bonuses
 (unaudited)                             3,900,000          3,900        2,376,300             0                    0

Currency  translation  adjustment
 (unaudited)                                     0              0                0          8,620                   0

Net  loss  for  the  three  months  ended
 March  31,  2001  (unaudited)                   0              0                0              0          (1,280,717)
                                        ------------------------------------------------------------------------------
Balance,  March  31,  2001
 (unaudited)                            11,268,821    $    11,269    $   7,099,316    $     8,620    $     (2,290,433)
                                        ==============================================================================

  The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                             For  the  Three  Months  Ended
                                                        March  31,
                                                2001                  2000
--------------------------------------------------------------------------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES

 Net  income  (loss)                       $     (1,280,717)     $     109,968
 Adjustments  to  reconcile  net  income  (loss)  to
 net  cash  provided  in  operating  activities:
 Depreciation  and  amortization                      7,208              4,485
 Amortization  of  prepaid  advertising             824,922            194,610
 Currency  translation  adjustment                    8,620                  0
 Allowance  for  sales  returns                     117,204            245,122
 Common stock issued for services and bonuses     2,390,600             57,750
     Changes  in  assets  and  liabilities:
          Restricted  cash                          (27,245)          (128,920)
          Accounts  receivable                     (503,938)                 0
          Accounts  receivable - other              (24,972)          (548,447)
          Deferred  tax  asset                     (594,878)                 0
          Inventory                                (262,731)             6,321
          Deposits                                   13,422            (67,112)
          Prepaids  and  advances                    19,560                 43
          Prepaid  advertising                     (412,020)          (423,485)
          Accounts payable and accrued expenses     146,328            907,548
          Income  taxes  payable                    (26,450)                 0
                                           ------------------------------------
   Net Cash Provided in Operating Activities        394,913            357,883
                                           ------------------------------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES

     Investment  in  other  assets                  (20,460)                 0
     Purchase  of  property  and  equipment         (19,254)           (37,239)

   Net  Cash  Used  in  Investing  Activities       (39,714)           (37,239)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

     Capital  withdrawals                                 0           (138,500)
     Payments on notes payable-related parties      (87,500)                 0
     Payments  on  line  of  credit                       0           (132,148)
     Payments  on  notes  payable                   (98,310)                 0
                                           ------------------------------------
   Net  Cash  Used by Financing Activities     $   (185,810)     $    (270,648)
                                           ------------------------------------

  The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                             For  the  Three  Months  Ended
                                                        March  31,
                                                2001                  2000
--------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS    $    169,389          $    49,996

CASH  AND  CASH  EQUIVALENTS,  BEGINNING
 OF  PERIOD                                       298,734               26,404
                                             ----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $    468,123          $    76,400
                                             ==================================
Cash  Payments  For:

     Income  taxes                          $      26,450          $         0
     Interest                               $      13,152          $    12,067

Non-Cash  Financing  and  Investing  Activities:

     Common  stock  issued  for  services  and  bonus
       compensation                         $  2,390,600           $    57,750

  The accompanying notes are an integral part of these financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE  1  -     BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE  2  -     OTHER  COMPREHENSIVE  INCOME

The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, other comprehensive income consists of foreign currency translation adjustments. Total other comprehensive income was $8,620 and $-0- for the three months ended March 31, 2001 and 2000, respectively.

NOTE  3  -     COMMITMENTS  AND  CONTINGENCIES

     Employment  Agreements

The Company has entered into an employment agreement with Kevin Harrington, CEO of the Company. Mr. Harrington will receive an annual salary of $250,000. In addition, Mr. Harrington shall receive 100,000 shares of the Company's common stock for each $10,000,000 in sales of the Company with a maximum of 3,000,000 shares to be issued. However, none of these shares shall be earned or issued until the Company's sales exceed an aggregate of $125,000,000 beginning from January 1, 1999. The employment agreement ends on December 15, 2005.

The Company has entered into an employment agreement with Tim Harrington, President of the Company. Mr. Harrington will receive an annual salary of $250,000. In addition, Mr. Harrington shall receive 100,000 shares of the Company's common stock for each $10,000,000 in sales of the Company with a maximum of 2,000,000 shares to be issued. However, none of these shares shall be earned or issued until the Company's sales exceed an aggregate of $125,000,000 beginning from January 1, 1999. The employment agreement ends on December 15, 2005.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001

NOTE  3  -     COMMITMENTS  AND  CONTINGENCIES  (Continued)

The Company has entered into an employment agreement with Mel Arthur, Executive Vice President of the Company. Mr. Arthur will receive an annual salary of $250,000. In addition, Mr. Arthur shall receive 100,000 shares of the Company's common stock for each $10,000,000 in sales of the Company with a maximum of 900,000 shares to be issued. However, none of these shares shall be earned or issued until the Company's sales exceed an aggregate of $125,000,000 beginning from January 1, 1999. The employment agreement ends on December 15, 2005.

NOTE  4  -     EQUITY  TRANSACTIONS

During the three months ended March 31, 2001, the Company reached and exceeded an aggregate of $150,000,000 in sales beginning from January 1, 1999 and as a result, three officers of the Company earned their respective revenue performance bonuses as detailed in their employment contracts (see Note 3). The Company issued 1,500,000 shares of common stock to Kevin Harrington, CEO of the Company, 1,500,000 shares of common stock to Tim Harrington, President of the Company, and 900,000 shares of common stock to Mel Arthur, Executive Vice-President of the Company in payment of these bonuses. The shares were valued at the market price of the common stock on the date the shares were earned. The Company also issued an additional 20,000 shares of common stock to employees of the Company for services rendered.

NOTE  5  -     RECLASSIFICATIONS

Certain  2000  amounts  have  been  reclassified  to  conform  to  the  2001 presentations.

NOTE  6  -     BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE

The computation of basic and diluted income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                            For  the  Three  Months  Ended
                                                    March  31,  2001
--------------------------------------------------------------------------------
                                  Loss               Shares          Per-Share
                              (Numerator)         (Denominator)        Amount
                          ------------------------------------------------------
 Basic Income (Loss) Per Share
 Income available  to
 common stockholders      $   (1,280,717)       10,486,377          $     (0.12)
                                                                  ==============
 Effect of Dilutive Securities
 Common stock options                  0                  0
                          ---------------------------------------
 Fully Diluted Income (Loss) Per Share
 Income available to
 common stockholders
 plus assumed conversions  $  (1,280,717)        10,486,377          $    (0.12)
                         =======================================================

                      RELIANT INTERACTIVE MEDIA CORPORATION
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001


NOTE  6  -     BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE  (Continued)

                                               For  the  Three  Months  Ended
                                                      March  31,  2000
--------------------------------------------------------------------------------
                                        Income        Shares         Per-Share
                                     (Numerator)   (Denominator)       Amount
                                  ----------------------------------------------
Basic  Income  (Loss)  Per  Share

Income  available  to
common  stockholders              $     109,968       $   6,314,160  $     0.02
                                                                   =============
Effect  of  Dilutive  Securities

Common  stock  options                        0            420,000
                                 ----------------------------------
Fully  Diluted  Income  (Loss)  Per  Share

Income  available  to
common  stockholders
plus  assumed  conversions       $      109,968      $   6,810,560   $     0.02
                                ================================================

Options to purchase 420,000 shares of common stock were outstanding at March 31, 2001. These options expire on June 30, 2004 and have been included in the computation of fully diluted income (loss) per share for the period ended March 31, 2000. These options are not included in the computation as of March 31, 2001 because they would be antidilutive.

NOTE  7  -     RELATED  PARTY  TRANSACTIONS

In a related party transaction, Kevin Harrington, Tim Harrington, and Mel Arthur (CEO, President, and Executive Vice-President of the Company, respectively) each acquired 250 shares (a total of 750 shares) of Ideal Health, a private company. The acquired shares represents approximately 7% ownership in Ideal Health. The Company has done business with Ideal Health in the previous year, but not for the three months ended March 31, 2001. The share acquisition by the above officers was approved by the Board of Directors of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The plan of operations for the next 12 months is substantially unchanged from that plan reported in our Form 10-KSB that was filed on April 16, 2001.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce; the ability of the Company to continue to obtain adequate financing at competitive rates for the purchase of media time for our programming and for the purchase of inventory for the products that we have manufactured for sale; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.



                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

                                              For  the  Three  Months  Ended
                                                         March  31,
                                                2000                    1999
                       --------------------------------------------------------
NET SALES. . . . . . . . . . . . . . . . . .   100.0%                    100.0%

COST OF SALES . . . . . . . . . . . . . . . . . 82.2%                     81.2%

GROSS PROFIT . . . . . . . . . . . . . . . . . .17.8%                     18.8%

OPERATING  EXPENSES

   Depreciation and Amortization . . . . . . . .0.03%                     0.02%
   General and Administrative . . . . . . . . .  7.2%                      3.7%
   Selling  and  Marketing . . .. . . . . . . .  8.1%                     13.4%
   Royalties . . . . . . . . . . . . . . . . . . 0.7%                      1.1%
   Stock Bonus Compensation . . . . . . . . . .  8.3%                        -

       Total Operating Expenses . . . . . . .   24.3%                     18.2%

OPERATING INCOME (LOSS) . . . . . . . .. . . .  (6.4)%                     0.6%

ADJUSTED OPERATING INCOME (LOSS)   . . . . . . . 1.8%                      .62%
  not  including  non-cash  expenses  of
  depreciation,  amortization  and  stock
  bonus  compensation

                              RESULTS OF OPERATION

NET  SALES

     Net sales for the three months ended March 31, 2001 were $28,821,828, compared with net sales of $2,131,204 for the three months ended March 31, 2000. This represented an increase in net sales of 43.2% over the comparable three-month period last year. This increase in net sales is directly attributable to the continued improvement in, and increased sales from our sales of computers. The net sales of computers for the quarter ended March 31, 2001 increased by approximately $8.8 million over the comparable in the prior year.

COST  OF  SALES

     Cost of sales for the first quarter ended March 31, 2001 and the comparable period in 1999 were $23,683,919 and $16,345,755, respectively, an increase of $7,338,164 or 44.9%. This increase of 44.9% was comparable to the increase of net sales of 43.2%. The major reason for the slight increase in cost of sales is due to the smaller margin that we receive on computer sales as compared to the other products we sell. When compared to net sales for the third quarter ended March 31, 2000 and the comparable period in 1999 the cost of sales was 82.29% and 81.29% respectively of the net sales amount.

GROSS  PROFITS

     Our gross profits in the first quarter of this year when compared to the same quarter last year were $5,137,909 as compared to $3,785,449. This increase of $1,352,460 represented a 35.7% increase over the comparable quarter last year. When compared to net sales our gross profit for the first quarter of 2001 was 17.89% as compared to 18.8% in the same quarter of last year. Once again this slight decrease in the percentage of profitability would be attributed to the lower margins on computer sales.

OPERATING  EXPENSES

     Our total operating expenses for the three months ended March 31, 2001 were $6,994,556 versus $3,663,584. Our operating expenses in the first quarter of this year were 24.3% of our net sales. In the first quarter of last year our operating expenses were 18.2%. Our general and administrative expenses increased by $1,327,088 from the first quarter of last year to the first quarter of this year. General and administrative expenses as a percentage of net sales from the first quarter of 2000 were 3.7% and went up to 7.2% in the first quarter of 2001. Several components made up this increase, including increases in payroll, rent, database improvements, insurance and tradeshow expenses. The primary item that increased in the general and administrative expense category was payroll, which increased by approximately $585,000. Our selling and marketing expenses decreased from $2,701,911 to $2,334,737 or 13.4% of net sales down to 8.1% respectively, from the first quarter of 2000 to the first quarter of 2001. Sales and marketing expenses decreased in spite of the fact that our shipping costs rose substantially because of the higher costs of shipping our products, primarily the costs of shipping computer systems. However, because of the lower costs in connection with computer sales for telemarketing and fulfillment, our telemarketing costs were reduced by approximately $300,000 and fulfillment costs were reduced by approximately $600,000. We are currently in a position to increase our level of sales disproportionately to our basic operating cost, as we believe our general and administrative expenses will not rise proportionately with increases in sales.

     The primary change from the first quarter of 2000 to the first quarter of 2001 is attributable to the expensing of certain stock bonuses earned by management under the terms of their employment agreements. Pursuant to these employment agreements the value of a total of 3,900,000 shares of common stock of the company were expensed for bonuses to management. Of the 3,900,000 shares that were expensed only 3,500,000 of those shares have actually been issued to date. The amount of this expense item was determined on the basis of the market price of the stock on the date that the shares were earned. Please see notes 3 and 4 to the enclosed Consolidated Financial Statements for additional information.

OPERATING  INCOME  (LOSS)

     Our operating loss for the first quarter of this year was ($1,856,647) as compared to an operating income in the first quarter of last year of $121,865. The expense item for stock bonus compensation was in the amount of $2,380,200 and represents a non-cash expense. If the operating income were to be adjusted by this charge then the company would have had an operating income of $523,553, which would have represented an increase in this quarter of $401,688 from the same quarter of last year.

NET  INCOME  (LOSS)

     Our net loss for the first quarter of 2001 was $1,280,717 as compared to a net income of $109,968 for the first quarter of 2000. Once again, if the net income were adjusted by the non-cash item represented as stock bonus compensation, our income before income taxes would have been $504,605 as compared to $109,968 in the first quarter of last year. Our basic loss per share for the first quarter of 2001 was ($0.12) as compared to a basic income per share of $.02 for the first quarter of 2000. Our financial statements reflect that as a result of the recorded loss of the first quarter of $1,875,595 and the expectation of profitability for the fiscal year 2001, we have an income tax benefit of $594,878.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2001 we had cash and cash equivalents of $468,123 compared to $298,734 at December 31, 2000, an increase of $169,389. Total assets increased from $5,056,573 at December 31, 2000 to $6,366,172 at March 31, 2001,
an increase of $1,269,599. In addition to our increase in cash during this quarter, our accounts receivable increased by $209,944, our inventory increased by $262,731 and we have the deferred tax asset of $594,878, which items represent the material components of our increase in assets this quarter.

     For the three-month period ended March 31, 2001 the net cash provided from operating activities was $394,913 as compared to $357,883 in the first quarter of last year. Our net cash used in investing activities was $39,714 as compared to $37,239 respectively in this quarter and the comparable quarter last year. The net cash that was used by financing activities decreased from the first quarter of last year in which we used $270,648 as compared to $185,810 this quarter.


Item  6.  There  were  no  reports  filed  on  Form  8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2001, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  May  21,  2001

                         Reliant Interactive Media Corp.

                                       by

 /s/Kevin  Harrington           /s/Rocky  Davis
    Kevin  Harrington              Rocky  Davis
    CEO                            Comptroller
                                   Principal Financial Officer

