Form 10QSB/A
period 2001-03-31
RELIANT INTERACTIVE MEDIA CORP
filed 2001-05-23
CIK 1074082

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

                                   FORM 10-QSBA

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

                          PART I: FINANCIAL INFORMATION

   This Amendment to our Form 10-QSB is filed to correct clerical errors.

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

                              RESULTS OF OPERATION

NET  SALES

     Net sales for the three months ended March 31, 2001 were $28,821,828, compared with net sales of $20,131,204 for the three months ended March 31,2000. This represented an increase in net sales of 43.2% over the comparable three-month period last year. This increase in net sales is directly attributable to the continued improvement in, and increased sales from our sales of computers. The net sales of computers for the quarter ended March 31, 2001 increased by approximately $8.8 million over the comparable in the prior year.

COST  OF  SALES

     Cost of sales for the first quarter ended March 31, 2001 and the comparable period in 2000 were $23,683,919 and $16,345,755, respectively, an increase of $7,338,164 or 44.9%. This increase of 44.9% was comparable to the increase of net sales of 43.2%. The major reason for the slight increase in cost of sales is due to the smaller margin that we receive on computer sales as compared to the other products we sell. When compared to net sales for the first quarter ended March 31, 2001 and the comparable period in 2000 the cost of sales was 82.2% and 81.2% respectively of the net sales amount.

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

