Form 10QSB
period 2001-06-30
RELIANT INTERACTIVE MEDIA CORP
filed 2001-08-14
CIK 1074082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 2001

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

As of August 13, 2001, the number of shares outstanding of issuer's common stock, .001 par value, was 11,289,621.


Transitional  Small  Business  Disclosure  Format  (check  one):  yes [ ] no [X]

                          PART I: FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

The financial statements, for the three months ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                                        2


                      RELIANT INTERACTIVE MEDIA CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                      RELIANT INTERACTIVE MEDIA CORPORATION
                           Consolidated Balance Sheets


                                         June  30,                December  31,
                                           2001                        2000
                                       (Unaudited)
-------------------------------------------------------------------------------

                                     ASSETS
CURRENT  ASSETS

Cash  and  cash  equivalents            $     543,957             $     298,734
Restricted  cash                            2,170,649                 1,868,254
Accounts  receivable,  net                    561,439                   394,298
Receivables  -  other                       2,295,048                 1,505,201
Inventory                                     544,985                   812,416
Employee  advances                              7,903                    17,127
Deferred  tax  asset                          303,114                         0
Prepaid  expenses                             141,118                   200,543
                                       ----------------------------------------

Total  Current  Assets                      6,568,213                 5,096,573
                                       ----------------------------------------

PROPERTY  AND  EQUIPMENT

     Machinery  and  equipment                 36,625                    36,625
Office furniture and computer equipment        89,191                    50,792
     Leasehold  improvements                   37,239                    37,239
                                       ----------------------------------------

     Total  Property  and  Equipment          163,055                   124,656
Less:  Accumulated  depreciation              (63,978)                  (47,032)
                                       ----------------------------------------

     Net  Property  and  Equipment             99,077                    77,624
                                       ----------------------------------------

OTHER  ASSET

Deposits                                       53,690                    67,112
Other  assets,  net                             2,777                         0
Prepaid  advertising                          846,840                 1,224,648
                                       ----------------------------------------

     Total  Other  Assets                     903,307                 1,291,760
                                       ----------------------------------------

     TOTAL  ASSETS                     $    7,570,597           $     6,465,957
                                       ========================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June  30,                December  31,
                                           2001                        2000
                                       (Unaudited)
--------------------------------------------------------------------------------

CURRENT  LIABILITIES

Accounts payable and accrued expenses     $     1,002,503          $     957,908
Income  taxes  payable                              7,112                 33,562
Allowance  for  sales  returns                    488,232                447,626
Notes  payable  -  current  portion               330,894                954,092
Notes  payable  -  related  parties               275,000                362,500
                                         ---------------------------------------
     Total  Liabilities                         2,103,741              2,755,688
                                         ---------------------------------------

COMMITMENTS  AND  CONTINGENCIES  (Note  3)

STOCKHOLDERS'  EQUITY

Common stock: 50,000,000
shares authorized of $0.001
par value, 11,273,821  and
7,348,821  shares  issued
 and  outstanding,  respectively                   11,274                  7,349
Additional  paid-in  capital                    7,107,011              4,712,636
Other  comprehensive  income                        5,841                      0
     Accumulated  deficit                      (1,657,270)           (1,009,716)
                                         ---------------------------------------

     Total  Stockholders'  Equity               5,466,856              3,710,269
                                         ---------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  7,570,597          $   6,465,957
                                          ======================================

                      RELIANT INTERACTIVE MEDIA CORPORATION
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                  For  the  Three                        For  the Six
                                                   Months  Ended                         Months Ended
                                                      June  30,                            June  30,
                                              2001              2000               2001                 2000
------------------------------------------------------------------------------------------------------------------
NET  SALES                            $     35,450,776    $     18,804,606    $    64,272,604    $     38,935,810

COST  OF  SALES                             29,585,966          15,604,612         53,269,885          31,950,367
                                         ------------------------------------------------------------------------
GROSS PROFIT                                 5,864,810           3,199,994         11,002,719           6,985,443
                                         ------------------------------------------------------------------------
OPERATING  EXPENSES

Depreciation                                     9,881               5,727             17,089              10,212
General  and  administrative                 1,842,689           2,068,059          3,912,351           4,038,564
Selling  and  marketing                      2,931,520             668,033          5,266,257           2,142,012
Royalties                                      133,623             184,196            336,373             398,811
Stock  bonus  compensation                           0                   0          2,380,200                   0
                                      ---------------------------------------------------------------------------

Total  Operating  Expenses                   4,917,713           2,926,015         11,912,270           6,589,599
                                         ------------------------------------------------------------------------
OPERATING  INCOME  (LOSS)                      947,097             273,979           (909,551)            395,844
                                         ------------------------------------------------------------------------
OTHER  INCOME  (EXPENSES)

Loss  on  exchange  rate                       (15,797)                  0            (17,140)                  0
Interest  expense                               (6,687)             (4,055)           (26,714)            (16,122)
Interest  income                                   314               1,775              2,737               1,945
                                         ------------------------------------------------------------------------

Total  Other  Income  (Expenses)               (22,170)             (2,280)           (41,117)            (14,177)
                                         ------------------------------------------------------------------------
INCOME  (LOSS)  BEFORE  INCOME  TAXES          924,927             271,699           (950,668)            381,667

INCOME  TAX  BENEFIT  (EXPENSE)               (291,764)                  0            303,114                   0
                                         ------------------------------------------------------------------------
NET  INCOME (LOSS)                             633,163             271,699           (647,554)            381,667
                                         ------------------------------------------------------------------------

OTHER  COMPREHENSIVE  INCOME

Foreign  currency  translation  adjustment      (2,779)                  0              5,841                   0
                                         ------------------------------------------------------------------------
NET  COMPREHENSIVE  INCOME  (LOSS)       $     630,384       $     271,699     $     (641,713)     $      381,667
                                         ========================================================================
BASIC INCOME (LOSS) PER SHARE (Note 6)   $        0.06       $        0.04     $        (0.06)     $         0.06
                                         ========================================================================
DILUTED INCOME (LOSS) PER SHARE (Note 6) $        0.05       $        0.04     $        (0.06)     $         0.06
                                         ========================================================================

                      RELIANT INTERACTIVE MEDIA CORPORATION
                 Consolidated Statements of Stockholders' Equity

                                                                     Additional        Other
                                         Common  Stock                 Paid-in     Comprehensive    Accumulated
                                     Shares         Amount             Capital         Income         Deficit
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999          6,310,271    $      6,310     $     3,245,049   $         0   $  (2,567,978)

Capital  withdrawals                        0               0            (166,100)            0               0

Common stock issued for services      538,550             539             734,187             0               0

Common  stock  issued  for  cash      500,000             500             999,500             0               0

Stock  offering  costs                      0               0            (100,000)            0               0

Net  income  for  the  year  ended
 December  31,  2000                        0               0                   0             0       1,558,262
                                 -------------------------------------------------------------------------------
Balance, December 31, 2000          7,348,821           7,349           4,712,636             0      (1,009,716)

Common stock issued for services
(unaudited)                            37,500              38              29,562             0               0

Common stock issued for bonuses
 (unaudited)                        3,900,000           3,900           2,376,300             0               0

Shares canceled in exchange for
forgiving advance receivable
(unaudited)                           (12,500)            (13)            (11,487)            0               0

Currency  translation  adjustment
 (unaudited)                                0               0                   0         5,841               0

Net  loss  for  the  six  months  ended
 June  30,  2001  (unaudited)               0               0                   0             0        (647,554)
                                 -------------------------------------------------------------------------------
Balance,  June  30,  2001
 (unaudited)                       11,273,821    $     11,274       $   7,107,011   $     5,841    $(1,657,270)
                                 ===============================================================================

                      RELIANT INTERACTIVE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            For  the  Six
                                                            Months  Ended
                                                              June  30,
                                                       2001               2000
--------------------------------------------------------------------------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net  income  (loss)                            $     (647,554)    $     381,667
Adjustments to reconcile  net income (loss) to
 net cash used in operating activities:
Depreciation  and  amortization                        17,089            10,212
Currency  translation  adjustment                       5,841                 0
Amortization  of  prepaid  advertising              1,116,241           367,655
Allowance  for  sales  returns                         40,606           132,691
Common stock issued for services and bonuses        2,409,800           399,150
     Changes  in  assets  and  liabilities:
Restricted  cash                                     (302,395)       (1,513,418)
Accounts  receivable                                 (461,135)         (277,120)
Accounts  receivable  -  other                       (789,847)          800,076
Deferred  tax  asset                                 (303,114)                0
Inventory                                             267,431             9,283
Deposits                                               13,422           (67,112)
Prepaids  and  advances                                57,149          (196,765)
Prepaid  advertising                                 (738,433)         (726,771)
Accounts  payable  and  accrued  expenses              44,595           (92,249)
Income  taxes  payable                                (26,450)             (771)
                                             -----------------------------------
Net  Cash  Used in Operating Activities               703,246          (773,472)
                                             -----------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Investment  in  other  assets                          (2,920)                0
Purchase  of  property  and  equipment                (38,399)          (37,239)
                                             -----------------------------------

Net  Cash  Used  in  Investing  Activities            (41,319)          (37,239)
                                             -----------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Proceeds  from  notes  payable                              0           278,750
Capital  withdrawals                                        0          (166,100)
Payments  on  notes  payable                         (329,204)                0
Payments  on notes payable - related parties          (87,500)          (72,715)
Payments  on  line  of  credit                              0          (132,148)
Proceeds  from  issuance  of  common  stock                 0         1,000,000
Stock  offering  costs                                      0          (100,000)
                                              ----------------------------------
Net  Cash Provided by Financing Activities     $     (416,704)     $    807,787
                                              ----------------------------------

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                            For  the  Six
                                                            Months  Ended
                                                              June  30,
                                                       2001               2000
--------------------------------------------------------------------------------

NET  INCREASE  (DECREASE)  IN  CASH  AND
 CASH  EQUIVALENTS                          $     245,223          $     (2,924)

CASH  AND  CASH  EQUIVALENTS,
 BEGINNING  OF  PERIOD                            298,734                26,404
                                            ------------------------------------

CASH  AND  CASH  EQUIVALENTS,
 END  OF  PERIOD                            $     543,957          $     23,480
                                            ====================================

Cash  payments  for:

Income  taxes                               $     26,450           $          0
Interest                                    $     13,152           $     16,122

Non-cash  financing  and  investing  activities:

Common  stock  issued
for services and bonus compensation         $ 2,409,800            $    399,150
Common  stock  canceled  as
payment  on  advance  receivable            $    11,500            $          0

                      RELIANT INTERACTIVE MEDIA CORPORATION
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

NOTE  1  -     BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE  2  -     OTHER  COMPREHENSIVE  INCOME

The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, other comprehensive income consists of foreign currency translation adjustments. Total other comprehensive income was $5,841 and $-0- for the six months ended June 30, 2001 and 2000, respectively.

NOTE  3  -     COMMITMENTS  AND  CONTINGENCIES

     Employment  Agreements
     ----------------------

The Company has entered into an employment agreement with Kevin Harrington, CEO of the Company. Mr. Harrington will receive an annual salary of $250,000. In addition, Mr. Harrington shall receive 100,000 shares of the Company's common stock for each $10,000,000 in sales of the Company with a maximum of 1,500,000 shares to be issued. However, none of these shares shall be earned or issued until the Company's sales exceed an aggregate of $125,000,000 beginning from January 1, 1999. The employment agreement ends on December 15, 2005.

The Company has entered into an employment agreement with Tim Harrington, President of the Company. Mr. Harrington will receive an annual salary of $250,000. In addition, Mr. Harrington shall receive 100,000 shares of the Company's common stock for each $10,000,000 in sales of the Company with a maximum of 1,500,000 shares to be issued. However, none of these shares shall be earned or issued until the Company's sales exceed an aggregate of $125,000,000 beginning from January 1, 1999. The employment agreement ends on December 15, 2005.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

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

During the six months ended June 30, 2001, the Company reached and exceeded an aggregate of $150,000,000 in sales beginning from January 1, 1999 and as a result, three officers of the Company earned their respective revenue performance bonuses as detailed in their employment contracts (see Note 3). The Company issued 1,500,000 shares of common stock to Kevin Harrington, CEO of the Company, 1,500,000 shares of common stock to Tim Harrington, President of the Company, and 900,000 shares of common stock to Mel Arthur, Executive Vice-President of the Company in payment of these bonuses. The shares were valued at the market price of the common stock on the date the shares were earned. The Company also issued an additional 37,500 shares of common stock to employees of the Company for services rendered. Finally, 12,500 shares of common stock were canceled by the Company as payment for an employee advance in the amount of $11,500.

NOTE  5  -     RECLASSIFICATIONS

Certain  2000  amounts  have  been  reclassified  to  conform  to  the  2001 presentations.

NOTE  6  -     BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE

The computation of basic and diluted income per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:


                                       For the Six Months Ended               For the Six Months Ended
                                            June 30, 2001                           June 30, 2000
                            -------------------------------------------------------------------------------------------
                                Loss           Shares          Per Share        Income           Shares       Per-Share
                            (Numerator)    (Denominator)        Amount       (Numerator)     (Denominator)      Amount
                            -------------------------------------------------------------------------------------------
Basic Earnings (Loss)
Per Share

Income available to
Common stockholders          $  (647,554)   10,878,186       $    (0.06)    $    381,667         6,500,548   $  0.06
Effect of Dilutive                                           ===========                                     ========
Securties

Common Stock Options                   -             -                                 -           420,000
                             ------------   -----------                     -------------         ---------

Diluted Earnings
(Loss) Per Share

Income available to
Common Stockholders
Plus assumed conversions    $  (647,554)    10,878,186       $    (0.06)    $    381,667         6,920,548   $  0.06
                            =========================================================================================

                      RELIANT INTERACTIVE MEDIA CORPORATION
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


                                       For the Three Months Ended               For the Three Months Ended
                                            June 30, 2001                           June 30, 2000
                            -------------------------------------------------------------------------------------------
                                Loss           Shares          Per Share        Income           Shares       Per-Share
                            (Numerator)    (Denominator)        Amount       (Numerator)     (Denominator)      Amount
                            -------------------------------------------------------------------------------------------

Basic Earnings (Loss)
Per Share

Income available to
Common stockholders          $   633,163    11,265,689       $     0.06     $    271,699         6,684,778   $  0.04
Effect of Dilutive                                           ===========                                     ========
Securties

Common Stock Options                   -       420,000                                 -           420,000
                             ------------   -----------                     -------------         ---------

Diluted Earnings
(Loss) Per Share

Income available to
Common Stockholders
Plus assumed conversions    $   633,163     11,685,689       $    (0.05)    $    271,699         7,104,778   $  0.04
                            =========================================================================================

          NOTE  6  -  BASIC  AND  DILUTED  INCOME  (LOSS)  PER SHARE (Continued)



Options to purchase 420,000 shares of common stock were outstanding at June 30, 2001. These options expire on June 30, 2004 and have been included in the computation of diluted income (loss) per share for the three and six months ended June 30, 2000 and the three months ended June 30, 2001. These options are not included in the computation for the six months ended June 30, 2001 because they would be antidilutive.

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

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

                                        For  the  Three  Months  Ended
                                                  June  30,
                                        2001                    2000
                       -------------------------------------------------

                         NET SALES       100.0%                100.0%

                        COST OF SALES     83.5%                 83.0%

                        GROSS PROFIT      16.5%                 17.0%

OPERATING  EXPENSES

 Depreciation and Amortization            0.02%                 0.03%
 General and Administrative                5.2%                 11.0%
 Selling and Marketing                     8.3%                  3.6%
 Royalties                                0.38%                  .98%


             Total Operating Expenses     13.9%                 15.6%

               OPERATING INCOME (LOSS)     2.7%                  1.5%


                              RESULTS OF OPERATION

NET  SALES

     Net sales for the three months ended June 30, 2001 were $35,450,776. Compared with net sales of $18,804,606 for the three months ended June 30, 2000. This represented an increase in net sales of 88.5% over the comparable three months period last year. This increase in net sales is primarily attributable to the increased volume in sales of computer systems. The net sales of computers for the quarter ended June 30, 2001 increased by 12.3 Million over the comparable prior year period.

COST  OF  SALES

     Cost of sales for the second quarter ended June 30, 2001 and the comparable period in 2000 were $29,585,966 and $15,604,612, respectively, an increase of $13,981,354 or 89.6%. This increase of 89.6% was substantially comparable to the increase of net sales of 88.5%. The slight increase in cost of sales is reflective of the smaller margin that we receive on computer sales as compared to the other products we sell.

GROSS  PROFITS

     Our gross profits in the second quarter of this year when compared to the same quarter last year were $5,864,810 as compared to $3,199,994. This increase of $2,664,816 represented an 83.2% increase over the comparable quarter last year. When compared to net sales our gross profit for the second quarter of 2001 was 16.5% as compared to 17% in the same quarter of last year. Once again this slight decrease in the percentage of profitability would be attributed to the lower margins on computer sales.

OPERATING  EXPENSES

     Our total operating expenses of the three months ended June 30, 2001 were $4,917,713 versus $2,926,015. Our operating expenses in the second quarter of this year were 13.9% of our net sales. In the second quarter of last year our operating expenses were 15.6%. Our general and administrative expenses increased by $579,857 from the second quarter of last year to the second quarter of this year even though our net sales nearly doubled. General and administrative expenses as a percentage of net sales also decreased to 5.2% from the 6.7% in the first quarter of 2001. THE PRIMARY REASON FOR THE DECREASE IN G & A EXPENSES AS A PERCENTAGE OF SALES FROM THE PRIOR COMPARABLE PERIODS IS ATTRIBUTABLE TO MANAGEMENTS EFFORTS TO INCREASE SALES WITHOUT INCREASING OVERHEAD COSTS PROPORTIANATELY.

     Our Selling and Marketing expenses however increased from $1,473,260 to $2,931,520, or 7.8% of net sales up to 8.3% respectively, from the second quarter of 2000 to the second quarter of 2001 due primarily to increased telemarketing and shipping costs. The Selling and Marketing expenses of 8.3% of net sales for the second quarter of this year were comparable to the 8.1% in the first quarter of this year.

     A significant decrease in expenses in this quarter from the first quarter of 2001 is attributable to the expensing of certain stock bonuses earned by management under the terms of their employment agreements in the first quarter of this year. There were no expenses for this item in the current quarter due to the fact that management agreed to revise their employment contracts effective at the end of the first quarter of this year such that no additional bonuses can be earned based upon net sales of the company. Please see notes 3 and 4 to the enclosed Consolidated Financial Statements.

OPERATING  INCOME

     Our operating income for the second quarter of this year was $947,097 as compared to an operating income in the second quarter of last year of $273,979. This increase of $673,118 represented an increase of 146%.

NET  INCOME

     Our net income for the second quarter of 2001 was $633,163 as compared to a net income of $271,699 for the second quarter of 2000 representing an increase of $361,464. An income tax expense of ($291,764) represented the primary deduction from the operating income.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2001 we had cash and cash equivalents of $543,947 compared to $298,734 at December 31, 2000, an increase of $245,223. Total assets increased from $6,465,957 at December 31, 2000 to $7,570,597 at June 30, 2001,
are an increase of $1,104,640. In addition to our increase in cash during this quarter, our restricted cash increased by $302,395, our net accounts receivable increased by $167,141, other receivables increased by $789,847, our inventory increased by $262,731 and we have a deferred tax asset of $303,114, which items represent the material components of our increase in assets this quarter. Our primary decreases in assets were in inventory, which decreased by 2676,431, and in prepaid expenses which were 59,145 less than from our previous year-end.

     For the six months period ended June 30, 2001 the net cash used in operating activities was $703,246 as compared to ($773,472) in the first six months of last year. Our net cash used in investing activities was ($41,319) as compared to ($37,239) respectively in the first six months of this year and last year. The net cash that was provided by financing activities ($416,704) for the six months ended June 30, 2001 as compared to $807,787 for the same period last year.

Item  6.  There  were  no  reports  filed  on  Form  8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2001, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  August  13,  2001

                         Reliant Interactive Media Corp.

                                       by



/s/Kevin  Harrington                           /s/Rocky  Davis
   Kevin  Harrington                              Rocky  Davis
   CEO                                            Comptroller
                                                  Principal  Financial  Officer

