Form 10QSB/A
period 2001-06-30
RELIANT INTERACTIVE MEDIA CORP
filed 2001-08-16
CIK 1074082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

   The purpose of this amendment is to include updated financial statements that reflect a recategorizing of two expense items in the Consolidated Statements of Operations. The changes are in the General and Administrative and the Selling and Marketing Expenses for the 3 months and 6 months ended June 30, 2000. There is no resulting change in Total Operating Expenses.

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
                                          ======================================

                      RELIANT INTERACTIVE MEDIA CORPORATION
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                  For  the  Three                        For  the Six
                                                   Months  Ended                         Months Ended
                                                      June  30,                            June  30,
                                              2001              2000               2001                 2000
------------------------------------------------------------------------------------------------------------------
NET  SALES                            $     35,450,776    $     18,804,606    $    64,272,604    $     38,935,810

COST  OF  SALES                             29,585,966          15,604,612         53,269,885          31,950,367
                                         ------------------------------------------------------------------------
GROSS PROFIT                                 5,864,810           3,199,994         11,002,719           6,985,443
                                         ------------------------------------------------------------------------
OPERATING  EXPENSES

Depreciation                                     9,881               5,727             17,089              10,212
General  and  administrative                 1,842,689           1,262,832          3,912,351           3,233,337
Selling  and  marketing                      2,931,520           1,473,260          5,266,257           2,947,239
Royalties                                      133,623             184,196            336,373             398,811
Stock  bonus  compensation                           0                   0          2,380,200                   0
                                      ---------------------------------------------------------------------------

Total  Operating  Expenses                   4,917,713           2,926,015         11,912,270           6,589,599
                                         ------------------------------------------------------------------------
OPERATING  INCOME  (LOSS)                      947,097             273,979           (909,551)            395,844
                                         ------------------------------------------------------------------------
OTHER  INCOME  (EXPENSES)

Loss  on  exchange  rate                       (15,797)                  0            (17,140)                  0
Interest  expense                               (6,687)             (4,055)           (26,714)            (16,122)
Interest  income                                   314               1,775              2,737               1,945
                                         ------------------------------------------------------------------------

Total  Other  Income  (Expenses)               (22,170)             (2,280)           (41,117)            (14,177)
                                         ------------------------------------------------------------------------
INCOME  (LOSS)  BEFORE  INCOME  TAXES          924,927             271,699           (950,668)            381,667

INCOME  TAX  BENEFIT  (EXPENSE)               (291,764)                  0            303,114                   0
                                         ------------------------------------------------------------------------
NET  INCOME (LOSS)                             633,163             271,699           (647,554)            381,667
                                         ------------------------------------------------------------------------

OTHER  COMPREHENSIVE  INCOME

Foreign  currency  translation  adjustment      (2,779)                  0              5,841                   0
                                         ------------------------------------------------------------------------
NET  COMPREHENSIVE  INCOME  (LOSS)       $     630,384       $     271,699     $     (641,713)     $      381,667
                                         ========================================================================
BASIC INCOME (LOSS) PER SHARE (Note 6)   $        0.06       $        0.04     $        (0.06)     $         0.06
                                         ========================================================================
DILUTED INCOME (LOSS) PER SHARE (Note 6) $        0.05       $        0.04     $        (0.06)     $         0.06
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


Dated:  August  16,  2001

                         Reliant Interactive Media Corp.

                                       by



/s/Kevin  Harrington                           /s/Rocky  Davis
   Kevin  Harrington                              Rocky  Davis
   CEO                                            Comptroller
                                                  Principal  Financial  Officer

