Form 10QSB
period 2001-09-30
RELIANT INTERACTIVE MEDIA CORP
filed 2001-11-14
CIK 1074082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 2001

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

As of November 13, 2001, the number of shares outstanding of issuer's common stock, .001 par value, was 11,289,621.


Transitional  Small  Business  Disclosure  Format  (check  one):  yes [ ] no [X]

                          PART I: FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

The  financial  statements, for the three months and nine months ended September
30, 2001 and September 30, 2000, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                      RELIANT INTERACTIVE MEDIA CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                           Consolidated Balance Sheets


                                     ASSETS


                                                 September  30,    December  31,
                                                      2001              2000
--------------------------------------------------------------------------------
                                                   (Unaudited)
CURRENT  ASSETS

     Cash  and  cash  equivalents           $     953,874          $     298,734
     Restricted  cash                           2,348,101              1,868,254
     Accounts  receivable,  net                 1,298,532                394,298
     Receivables  -  other                        455,128              1,505,201
     Inventory,  net                              610,643                812,416
     Employee  advances                             7,403                 17,127
     Deferred  tax  asset                           6,941                      -
     Prepaid  income  taxes                        21,000                      -
     Prepaid  inventory  and  expenses            943,843                200,543
                                                   -------               -------

          Total  Current  Assets                6,645,465              5,096,573
                                                ---------              ---------

PROPERTY  AND  EQUIPMENT

     Machinery  and  equipment                     78,525                36,625
     Office  furniture  and  computer  equipment   89,191                50,792
     Leasehold  improvements                       37,239                37,239
                                                   ------                ------

          Total  Property  and  Equipment         204,955               124,656
          Less: Accumulated depreciation          (73,900)              (47,032)
                                                 -------                -------
          Net  Property  and  Equipment           131,055                77,624
                                                  -------                ------

OTHER  ASSET

     Deposits                                      40,266               67,112
     Other  assets,  net                            2,706                    -
     Prepaid  advertising                         925,729            1,224,648
                                                  -------            ---------

          Total  Other  Assets                    968,701            1,291,760
                                                  -------            ---------

          TOTAL  ASSETS                   $     7,745,221        $   6,465,957
                                          =     =========      =     =========

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               September  30,       December 31,
                                                    2001                  2000
--------------------------------------------------------------------------------
                                                 (Unaudited)
CURRENT  LIABILITIES

     Accounts  payable  and  accrued  expenses     $     897,319    $    957,908
     Income  taxes  payable                                    -          33,562
     Allowance  for  sales  returns                      453,634         447,626
     Notes  payable  -  current  portion                       -         954,092
     Notes  payable  -  related  parties                 275,000         362,500
                                                         -------         -------
          Total  Liabilities                            1,625,953      2,755,688
                                                        ---------      ---------

COMMITMENTS  AND  CONTINGENCIES  (Note  3)

STOCKHOLDERS'  EQUITY

     Common  stock:  50,000,000  shares  authorized  of  $0.001 par  value,  11,289,621  and  7,348,821  shares  issued
      and  outstanding,  respectively                      11,290          7,349
     Additional  paid-in  capital                       7,119,951      4,712,636
     Other  comprehensive  income                           4,992              -
     Accumulated  deficit                              (1,016,965)   (1,009,716)
                                                        ----------    ----------
          Total  Stockholders' Equity                    6,119,268     3,710,269
                                                         ---------     ---------

 TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY     $   7,745,221  $   6,465,957
                                                   =============================

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)

                                     For the Three Months Ended                     For the Nine Months Ended
                                            September  30,                                 September  30,
                                        2001                  2000                    2001                 2000
-------------------------------------------------------------------------------------------------------------------
NET  SALES                         $  37,673,892         $   22,135,701          $   101,946,496      $  61,071,511

COST  OF  SALES                       33,073,406               17,724,136             86,343,291         49,674,503
                                   --------------------------------------------------------------------------------
GROSS PROFIT                           4,600,486                4,411,565             15,603,205         11,397,008
                                   --------------------------------------------------------------------------------

OPERATING  EXPENSES

     Depreciation                          9,994                    5,727                27,083              15,939
     General  and  administrative      1,301,819                1,352,193             5,214,170           4,585,530
     Selling  and  marketing           2,492,913                2,332,312             7,759,170           5,279,551
     Royalties                           132,388                  347,473               468,761             746,284
     Stock bonus compensation                  -                        -             2,380,200                   -
   Total  Operating  Expenses          3,937,114                4,037,705            15,849,384          10,627,304
                                   --------------------------------------------------------------------------------

OPERATING  INCOME  (LOSS)                663,372                  373,860              (246,179)            769,704
                                   --------------------------------------------------------------------------------

OTHER  INCOME  (EXPENSES)

     Gain (loss) on exchange rate          3,623                        -               (13,517)                  -
     Gain  on  settlement  of  debt      247,816                        -               247,816                   -
     Interest  expense                    (7,469)                 (26,040)              (34,183)            (42,162)
     Interest  income                      1,025                      376                 3,762               2,321
                                   --------------------------------------------------------------------------------
 Total  Other  Income (Expenses)         244,995                  (25,664)              203,878             (39,841)
                                   --------------------------------------------------------------------------------

INCOME  (LOSS)  BEFORE  INCOME  TAXES    908,366                  348,196               (42,302)            729,863

INCOME  TAX  BENEFIT  (EXPENSE)         (268,061)                (196,193)               35,053            (196,193)
                                   --------------------------------------------------------------------------------

NET  INCOME  (LOSS)                      640,305                  152,003                (7,249)            533,670
                                   --------------------------------------------------------------------------------

OTHER  COMPREHENSIVE  INCOME

  Foreign currency translation
 adjustment                                 (849)                       -                 4,992                   -

NET  COMPREHENSIVE  INCOME  (LOSS)   $   639,456            $     152,003          $     (2,257)      $     533,670
                                   ================================================================================
BASIC  INCOME  (LOSS)
  PER  SHARE  (Note  6)              $     0.06             $       0.02           $      (0.00)      $       0.08
                                   ================================================================================
DILUTED  INCOME  (LOSS)  PER
 SHARE  (Note  6)                    $     0.05             $       0.02           $      (0.00)      $       0.07
                                   ================================================================================


    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                 Consolidated Statements of Stockholders' Equity

                                                                               Additional            Other
                                                Common  Stock                    Paid-In         Comprehensive     Accumulated
                                         Shares              Amount              Capital             Income          Deficit
---------------------------------------------------------------------------------------------------------------------------------
Balance,  December  31,  1999           6,310,271          $     6,310         $   3,245,049       $          -     $ (2,567,978)

Capital  withdrawals                            -                    -              (166,100)                 -                -

Common  stock  issued  for  services      538,550                  539               734,187                  -                -

Common  stock  issued  for  cash          500,000                  500               999,500                  -                -

Stock  offering  costs                          -                    -              (100,000)                 -                -

Net  income  for  the  year  ended
 December  31,  2000                            -                    -                     -                  -        1,558,262


Balance,  December  31,  2000           7,348,821                7,349             4,712,636                  -       (1,009,716)

Common  stock  issued  for  services
 (unaudited)                               53,300                   54               42,502                   -                -

Common  stock  issued  for  bonuses
 (unaudited)                            3,900,000                3,900            2,376,300                   -                -

Shares  canceled  in  exchange  for
 forgiving  advance  receivable
 (unaudited)                              (12,500)                (13)              (11,487)                  -                -

Currency  translation  adjustment
 (unaudited)                                    -                   -                     -               4,992                -

Net  loss  for  the  nine  months  ended
 September  30,  2001  (unaudited)              -                   -                     -                   -           (7,249)
---------------------------------------------------------------------------------------------------------------------------------
Balance,  September  30,  2001
 (unaudited)                           11,289,621        $     11,290       $     7,119,951         $     4,992   $   (1,016,965)
=================================================================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           For  the  Nine  Months  Ended
                                                                    September  30,
                                                               2001                 2000
--------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
     Net  income  (loss)                                  $     (7,249)       $     533,670
     Adjustments  to  reconcile  net  income  (loss)  to
      net  cash  used  in  operating  activities:
          Depreciation  and  amortization                       27,082               15,939
          Currency  translation  adjustment                      4,992                    -
          Amortization  of  prepaid  advertising             1,389,477              542,573
          Loss  on  disposal  of  assets                             -               26,668
          Gain  on  settlement  of  debt                      (247,816)                   -
          Allowance  for  bad  debts                            25,302                9,457
          Allowance for sales returns                            6,008              (15,051)
          Common stock issued for services and bonuses       2,422,756              730,550
     Changes  in  assets  and  liabilities:
          Restricted  cash                                    (479,847)            (734,968)
          Accounts  receivable                              (1,223,530)             (32,933)
          Accounts  receivable  -  other                     1,050,073           (1,074,229)
          Deferred  tax  asset                                  (6,941)                   -
          Inventory                                            201,773               (63,075)
          Deposits                                              26,846               (74,161)
          Prepaids  and advances                              (766,076)             (477,327)
          Prepaid  advertising                              (1,090,558)           (1,053,291)
          Accounts  payable  and  accrued  expenses            (12,773)              334,044
          Income  taxes  payable                               (33,562)              196,193
                                                          -----------------------------------
Net Cash Provided by (Used in) Operating Activities          1,285,957            (1,135,941)
                                                          -----------------------------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Investment  in  other  assets                             (2,920)                     -
     Purchase  of property and equipment                      (80,299)               (37,239)
                                                          -----------------------------------

               Net  Cash  Used  in  Investing  Activities     (83,219)               (37,239)
                                                          -----------------------------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

     Proceeds  from  notes  payable                                 -                957,842
     Capital  withdrawals                                           -               (166,100)
     Payments  on  notes payable                             (460,098)              (318,474)
     Payments  on  notes  payable  -  related  parties        (87,500)               (72,715)
     Payments  on  line  of  credit                                 -               (132,148)
     Proceeds  from  issuance of common stock                       -              1,000,000
     Stock  offering  costs                                         -               (100,000)
                                                          ------------------------------------

Net Cash Provided by (Used in) Financing Activities     $    (547,598)       $     1,168,405
                                                           ------------------------------------

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                             For  the  Nine  Months  Ended
                                                     September  30,
                                                 2001              2000
--------------------------------------------------------------------------------


NET  INCREASE  (DECREASE)  IN  CASH  AND
 CASH  EQUIVALENTS                        $     655,140          $     (4,775)

CASH  AND  CASH  EQUIVALENTS,
 BEGINNING  OF  PERIOD                          298,734                26,404
                                          -------------------------------------

CASH  AND  CASH  EQUIVALENTS,
 END  OF  PERIOD                          $     953,874          $     21,629
                                          =====================================

Cash  payments  for:

     Income  taxes                         $     26,450          $          -
     Interest                              $     13,152          $     16,122

Non-cash  financing  and  investing  activities:

     Common stock issued for services
 and bonus compensation                $     2,422,756           $    730,550
     Common  stock  canceled  as
  payment on advance receivable        $        11,500           $          -

    The accompanying notes are an integral part of these consolidated financial statements.

                      RELIANT INTERACTIVE MEDIA CORPORATION
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


NOTE  1  -     BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE  2  -     OTHER  COMPREHENSIVE  INCOME

The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, other comprehensive income consists of foreign currency translation adjustments. Total other comprehensive income was $4,992 and $-0- for the nine months ended September 30, 2001 and 2000, respectively.

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

                      RELIANT INTERACTIVE MEDIA CORPORATION
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


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

During the nine months ended September 30, 2001, the Company reached and exceeded an aggregate of $150,000,000 in sales beginning from January 1, 1999 and as a result, three officers of the Company earned their respective revenue performance bonuses as detailed in their employment contracts (see Note 3). The Company issued 1,500,000 shares of common stock to Kevin Harrington, CEO of the Company, 1,500,000 shares of common stock to Tim Harrington, President of the Company, and 900,000 shares of common stock to Mel Arthur, Executive Vice-President of the Company in payment of these bonuses. The shares were valued at the market price of the common stock on the date the shares were earned. The Company also issued an additional 53,300 shares of common stock to employees of the Company for services rendered. Finally, 12,500 shares of common stock were canceled by the Company as payment for an employee advance in the amount of $11,500.

NOTE  5  -     RECLASSIFICATIONS

Certain  2000  amounts  have  been  reclassified  to  conform  to  the  2001 presentations.

NOTE  6  -     BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE

The computation of basic and diluted income per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                             For  the  Nine  Months  Ended                       For  the  Nine  Months  Ended
                                  September  30,  2001                                 September  30,  2000
------------------------------------------------------------------------------------------------------------------------
                             Loss         Shares         Per-Share          Income            Shares          Per  Share
                         (Numerator)  (Denominator)       Amount         (Numerator)      (Denominator)        Amount
------------------------------------------------------------------------------------------------------------------------
Basic  Earnings  (Loss)  Per  Share

Income available to
common stockholders     $     (7,249)    11,014,986       $(0.00)     $     533,670         6,706,123        $     0.08
                        ================================================================================================
Effect  of  Dilutive  Securities

     Common  stock  options        -              -                               -           420,000
                        ------------------------------------------------------------------------------------------------

Diluted  Earnings  (Loss)  Per  Share

Income available  to
common stockholders
plus assumed conversions  $   (7,249)    11,014,986    $   (0.00)    $     533,670          7,126,123       $     0.07
                        ===============================================================================================

                      RELIANT INTERACTIVE MEDIA CORPORATION
                 Notes to the Consolidated Financial Statements
                               September 30, 2001


          NOTE  6  -  BASIC  AND  DILUTED  INCOME  (LOSS)  PER SHARE (Continued)

                                For the Three Months Ended                       For the  Three  Months  Ended
                                   September  30,  2001                                September  30,  2000
------------------------------------------------------------------------------------------------------------------------
                             Loss         Shares         Per-Share          Income            Shares          Per  Share
                         (Numerator)  (Denominator)       Amount         (Numerator)      (Denominator)        Amount
------------------------------------------------------------------------------------------------------------------------

Basic  Earnings  (Loss)  Per  Share

Income available to
common stockholders    $    640,305          11,284,125     $   0.06    $    152,003          7,110,570      $     0.02
                       =================================================================================================
Effect  of  Dilutive  Securities

Common  stock  options            -            420,000                             -           420,000


Diluted  Earnings  (Loss)  Per  Share

Income available  to
common stockholders
plus assumed conversions  $   640,305      11,704,125    $     0.05          $     152,003   7,530,570      $     0.02
                          =============================================================================================

Options to purchase 420,000 shares of common stock were outstanding at September 30, 2001. These options expire on June 30, 2004 and have been included in the computation of diluted income (loss) per share for the three and nine months ended September 30, 2000 and the three months ended September 30, 2001. These options are not included in the computation for the nine months ended September 30, 2001 because they would be antidilutive.

NOTE  7  -     RELATED  PARTY  TRANSACTIONS

In a related party transaction, Kevin Harrington, Tim Harrington, and Mel Arthur (CEO, President, and Executive Vice-President of the Company, respectively) each acquired 250 shares (a total of 750 shares) of Ideal Health, a private company. The acquired shares represents approximately 7% ownership in Ideal Health. The Company has done business with Ideal Health in the previous year, but not for the nine months ended September 30, 2001. The share acquisition by the above officers was approved by the Board of Directors of the Company.


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

                 SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

                               For the Three Months Ended    For the Nine  Months Ended
                                      September  30,              September  30,
                                  2001           2000          2001           2000
---------------------------------------------------------------------------------------
          NET SALES              100.00%        100.00%        100.00%        100.00%

       COST OF SALES              87.79%         80.07%         84.69%         81.34%

        GROSS PROFIT              12.21%         19.93%         15.31%         18.66%

OPERATING  EXPENSES

Depreciation and Amortization     0.03%           0.03%         0.03%           0.03%
   General and Administrative     3.45%           6.11%         5.12%           7.51%
      Selling and Marketing       6.62%          10.53%         7.61%           8.64%
            Royalties             0.35%           1.57%          .46%           1.22%
    Stock Bonus Compensation      0.00%           0.00%         2.33%           0.00%

   Total Operating Expenses      10.45%          18.24%        15.55%          17.40%

  OPERATING INCOME (LOSS)        1.76%            1.69%        (.24)%           1.26%


                              RESULTS OF OPERATION

NET  SALES

     Net sales for the three months ended September 30, 2001 were $37.67 million an increase of $15.53 million, or 70.2%, over September 30, 2000 sales of $22.14 million. For the nine months ended September 30, 2001 net sales were $101.95 million an increase of $40.88 million, or 66.9%, compared with net sales of $61.07 million for the nine months ended September 30, 2000. This increase in net sales is primarily attributable to the increased volume in sales of computer systems. The net sales of computer systems for the quarter and nine months ended September 30, 2001 increased by $17.32 million and $38.40 million, respectively, or 169.51% and 108.98%, respectively, over the comparable prior year periods.

COST  OF  SALES

     Cost of sales for the third quarter and nine months ended September 30, 2001 were $33.07 million and $86.34 million ,respectively an increase OF 86.60% and 73.82%, respectively over the cost of sales of $17.72 million for the three months ended September 30, 2000 and $49.67 million for the nine months ended September 30, 2000. The percentage increases for the three and nine month periods was reflective of the lower margins realized on computer system sales as compared to the other products sold.

GROSS  PROFITS

     The resulting gross profits in the third quarter and nine months ended September 30, 2001 of $4.60 million and $15.60 million increased 4.28% and 36.9%, respectively, when compared to the same periods last year. Gross profit percentages of 12.21% and 15.31% for the quarter and nine month periods ended September 30, 2001, decreased from the 19.93% and 18.66% for the comparable periods in the prior year. This decrease in the percentage of gross profit percentage is attributed to the lower margins on computer sales as discussed above.

OPERATING  EXPENSES

     Total operating expenses of the three months ended September 30, 2001 and nine months ended September 30, 2001 were $3.94 million and $15.85 million, respectively. This compares to $4.04 million and $10.63 million for the comparable periods in 2000. As a percentage of net sales, operating expenses in the third quarter and nine months ended September 30, 2001 were 10.45% and 15.55%, respectively. As a percentage of net sales, total operating expenses decreased 7.79% and 1.85%, respectively, from the 18.24% and 17.40% for the three and nine month periods ended September 30, 2000.

       General and administrative expenses for the third quarter decreased by $(50,374), or (3.73)%, compared to the third quarter of 2000 and increased by $628,640, or 13.7%, for the nine months ended September 30, 2001 compared to the same period of 2000. General and administrative expenses as a percentage of net sales for the quarter and nine months ended September 30, 2001 decreased to 3.45% and 5.12%, from the 6.11% and 7.51%, respectively, in the comparable periods of 2000. Although sales have increased substantially for the quarter and nine months ended September 30, 2001, the Company has been able to keep General and administrative relatively constant with the prior year.

     Selling and marketing expenses for the third quarter and nine months ended September 30, 2001 increased 160,601, or 6.9% and $2,479,619, or 47%, respectively, when compared to the same periods last year. As a percentage of net sales however, Selling and marketing expenses decreased to 6.62% and 7.61%, respectively, for the quarter and nine months ended September 30, 2001, compared to 10.53% and 8.64% for the comparable periods in 2000. As net sales continue to increase the Company expects Selling and marketing expenses as a percentage of sales to be at or below 2001 levels.

     In the first quarter ended March 31, 2001, the Company recognized a $2.38 million expense attributable to certain stock bonuses earned by management under the terms of their employment agreements. Due to the fact that management agreed to revise their employment contracts effective at the end of the first quarter of this year, no additional bonuses can be earned based upon net sales of the company. Please see notes 3 and 4 to the enclosed Consolidated Financial Statements.

OPERATING  INCOME

     Operating income (loss) for the third quarter and nine months ended September 30, 2001 was $663,372 and $(246,179), respectively. This represents an increase of 77.44%, and a decrease of 131.98%, respectively compared to operating income of $373,860 in the third quarter of 2000 and $769,704 for the nine months ended September 30, 2000. The primary reason for the decrease in operating income for the nine months ended September 30, 2001 was the $2.38 million stock bonus compensation expense, discussed above, recognized in the first quarter of 2001.

NET  INCOME

     Our net income for the third quarter of 2001 was $639,456 as compared to a net income of $152,003 for the third quarter of 2000 representing an increase of $487,453, or 320.69%. For the nine months ended September 30, 2001, the Company had a $(2,257) net loss, after deducting the $2.38 million stock bonus compensation expense, discussed above, compared to net income of $533,670 for the comparable period in 2000.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2001 cash and cash equivalents was $953,874 compared to $298,734 at December 31, 2000 and $21,629 at September 30, 2000. Total assets increased to $7.7 million at September 30, 2001 compared to $6.5 million at December 31, 2000 and $5.8 million at September 30, 2000. In addition to the increase in cash during this year, restricted cash increased by $479,847, total accounts receivable decreased by $145,839, and inventory decreased by $201,773. The above mentioned changes, along with a reduction in Notes payable of $1,041,592 are the primary reasons that working capital increased to $5.02 million at September 30, 2001 compared to working capital of $2.34 million at December 31, 2000.

     For the nine month period ended September 30, 2001 the net cash provided by operating activities was $1,285,957 as compared to net cash (used in) operating activities of ($1,135,941) in the first nine months of last year. Net cash (used in) investing and financing activities was ($630,817) for the nine months ended September 30, 2001 as compared to net cash provided by investing and financing activities of $1,131,199 in the first nine months of last year.

Item  6.  There  were  no  reports  filed  on  Form  8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2001, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  August  13,  2001

                         Reliant Interactive Media Corp.

                                       by



/s/ Kevin  Harrington          /s/ Rocky  Davis
    Kevin  Harrington              Rocky  Davis
    CEO                            Comptroller
                                   Principal  Financial  Officer