Form 10-K
period 2001-12-31
RELIANT INTERACTIVE MEDIA CORP
filed 2002-04-01
CIK 1074082

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                         Commission File Number: 0-26699

                         RELIANT INTERACTIVE MEDIA CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
                  (State or other jurisdiction of incorporation
                                or organization)

                                   91-2007224
                      (I.R.S. Employer Identification No.)


2701 N. Rocky Point Dr., Suite 200, Tampa, FL                    33607
(Address of principal executive offices)                      (Zip Code)







       Registrant's telephone number, including area code: (813) 282-1717


        Securities registered pursuant to Section 12(b) of the Act: None


         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant is $9,579,891 as of March19, 2002 based upon the last sales price as reported on the Over the Counter Bulletin Board.


The number of shares outstanding of the Registrant's Common Stock as of March 25, 2002 was 11,583,621 shares.


      The Index to Exhibits appears on page 39 of this document. This document consists of 56 pages.

         DOCUMENTS INCORPORATED BY REFERENCE The Registrant has incorporated by reference into Part III on this Form 10-K, portions of its Proxy statement for its 2002 Special Meeting of Stockholders.

                         RELIANT INTERACTIVE MEDIA CORP.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                  PART I

Item 1.       Business                                                                                 3

Item 2.       Properties                                                                               8

Item 3.       Legal Proceedings                                                                        8

Item 4.       Submission of Matters to a Vote of Security Holders                                      8

                                                  PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                     8

Item 6.       Selected Consolidated Financial Data                                                      9

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                10

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                14

Item 8.       Consolidated Financial Statements and Supplementary Data                                  14

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure      39

                                                 PART III

Item 10.      Directors and Executive Officers of the Registrant                                       39

Item 11.      Executive Compensation                                                                   39

Item 12.      Security Ownership of Certain Beneficial Owners and Management                           39

Item 13.      Certain Relationships and Related Transactions                                           39


                                                  PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                          39

Signatures                                                                                             40

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

         This Report contains "forward-looking" statements regarding potential future events and developments affecting our business. Such statements relate to, among other things, (i) Our proposed Agreement and Plan of Merger with Thane International, Inc.; (ii) competition for customers for our products and services; (iii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iv) the limited market life of our products; and (v) other statements about us or the direct marketing industry.

            Our ability to predict results or the effects of any pending events on our operating results is inherently subject to various risks and uncertainties, including competition for products, customers and media access; the risks of doing business abroad; the uncertainty of developing or obtaining rights to new products that will be accepted by the market; the limited market life of the products; and the effects of government regulations. See MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "intends," "expects," "projections," and words of similar import, constitute "forward-looking statements." Investors are cautioned that all forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-K, we may make forward-looking statements relating to our financial performance, including the following:
         Anticipated revenues, expenses and gross margins;

         Anticipated earnings;

         New product introductions; and

         Future capital expenditures.

Numerous factors could affect our actual results, including the following:

         Whether or not our proposed Agreement and Plan of Merger with Thane International, Inc. completed;

         Our reliance on limited product lines;

         Market acceptance of our existing and future products;

         Growth management challenges;

         A decline in consumer spending due to unfavorable economic conditions;

         Government regulatory action; and

         Unpredictable events and circumstances relating to international operations, including our use of foreign manufacturers.

Readers are further cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

OVERVIEW

         We are a direct marketer of consumer products primarily through direct response TV and through secondary sources such as the Internet and QVC. We manage the direct marketing for the majority of our products in both the United States and the United Kingdom. This includes product selection and development, manufacturing by third parties, acquiring television media through a media agency, production and broadcast of programming and outsourced order processing, fulfillment, and customer service.

         We have entered into an Agreement and Plan of Merger with Thane International, Inc. that we expect to complete no later than June 30, 2002.If this merger is completed as expected, then this may have a material effect on our future business operations. Information pertaining to our proposed merger with Thane International Inc. may be found in the registration statement filed by Thane with the Securities and Exchange Commission on Form S-4, as amended. We expect to mail shortly a proxy statement to our stockholders of record as of March 15, 2002 describing the proposed merger transaction.

BUSINESS STRATEGIES

         Our current operating strategies are to (i) develop a product portfolio consisting of traditional consumer products, (ii) sell our products through low-cost, quickly produced direct response TV programs, (iii) generate incremental sales through additional distribution channels, and (iv) out-source manufacturing, order processing, fulfillment and a substantial portion of our media buying. Our operating strategies may change after the completion of the proposed merger with Thane.

         Traditional Consumer Product Portfolio. We are focused on developing a product portfolio consisting primarily of consumer electronics, tools and houseware products. Our in-house product development team researches, develops and analyzes product concepts. We augment our product development activities through relationships with third party product owners. We review over 1,000 products per year to find attractive and marketable products.

         Low-Cost Production of Direct Response TV Programs. We produced and tested 20 direct response TV programs in fiscal 2001 to sell our portfolio of traditional consumer products. We believe that our ability to produce a thirty-minute direct response TV program in-house for an average of less than $100,000 in an average of 60 days is a competitive advantage. Our low-cost in-house production capability provides us with decreased risk, increased potential profits and greater product diversity.

         Additional Distribution Channels. We seek to increase revenues for our products through our Internet websites and our arrangement with the home shopping network, QVC. We believe that expanding our distribution channels is a key component of our future growth strategy.

         Outsource Non-Core Functions. We outsource manufacturing, media purchasing, order processing, fulfillment and a substantial portion of our media buying to maintain a highly variable cost structure, enabling us to optimize our selling, general and administrative expenses.

PRODUCT OVERVIEW

         We market consumer products in several categories, including consumer electronics (primarily, computer systems), tools and houseware products. Our in-house product development team researches, develops and analyzes product concepts. We augment our product development activities through relationships with third party product owners. We review over 1,000 products per year to find attractive and profitable products. We evaluate a product based on our (i) suitability for television demonstration and explanation, (ii) perceived value, (iii) availability of supply, and (iv) potential gross margin. We review product concepts from inventors, suppliers, trade shows, industry conferences, manufacturers and consumer product companies. We believe that we have a competitive advantage in attracting products as a result of the successful track record and experience of our management as well as our ability to produce low-cost direct response TV programs in a short period of time.

         Current Products: Our products that launched in 2001 included the the Thunderstick Pro hand mixer, the Flavorwave Oven and the following computer systems: AMD Athlon 1Ghz, AMD 1.2 Ghz, IBM Thinkpad, a closeout model for Gateway Computers, AMD 1.2 Ghz (version 2), AMD Athlon 1.4 Ghz, Gateway 667, Gateway 667 (Version 2) and AMD 1700.

         Traditional Consumer Products. We market consumer products in a variety of categories. Some of our most significant products include: Pest Offense, a chemical free, environmentally friendly pest control device that works by creating an intermittent signal in the electrical wiring of any dwelling that repels various types of pest while remaining safe for humans and most common household pets; the Flavorwave Oven, a combination infrared and convection oven that cooks food evenly from the inside out faster than a microwave oven; and the Thunderstick and Thunderstick Pro Mixers, each a powerful handheld blender/food processor that can be used to replace a variety of counter top appliances, including mixers, juicers and coffee grinders. In the year 2002 we have launched a show for Chopper Magic, a hand operated multiple-purpose food chopper

         Consumer Electronics. We utilize our marketing and low-cost direct response TV program production capabilities to sell high-end computer systems, primarily with a strategic partner, Systemax Computer Systems. Systemax is responsible for the assembly, inventory, fulfillment and returns of the computers. We take no inventory or return risk. We launched nine direct response TV computer programs in 2001 and have launched two new shows thus far in 2002. Our current contract with Systemax has expired, and we are currently in the process of negotiating a new contract with them. In the event a new contract is not completed with Systemax, then we will have to contract with an alternative supplier of computer systems to continue to make sales of this type of product.

CHANNELS OF DISTRIBUTION

         We primarily distribute our products through thirty-minute direct response TV programs. We increase revenues per product by selling our products through additional channels, including QVC, the Internet and a newly opened office in the United Kingdom. Our growth strategy is to expand our existing, and add new channels of distribution.

         Direct Response TV. We design our direct response TV programming to create an entertaining and informative presentation of our product features, uses and benefits. Direct response TV allows us to test new products and marketing messages quickly, efficiently and accurately. It also enables us to actively manage the product launch, product profitability and market penetration per media dollar, and determine the appropriate life cycle of the product in each targeted market. In fiscal 2001, we produced 23 direct response TV programs to sell our portfolio of traditional consumer products and eight direct response TV programs to sell our computer systems, with approximately 40 programs in various stages of development. This compares to 18 traditional consumer product programs and eight computer programs in 2000. We believe that our ability to produce direct response TV programs for an average of less than $100,000 in an average of 60 days is a competitive advantage. Our low-cost production capability provides us with decreased risk, increased potential profits and greater product diversity.

         Home Shopping Channel. We have an agreement with the QVC television network that allows us from time to time to sell merchandise on QVC's home shopping channel. Our relationship with QVC allows us to market products to different demographic groups on a cost effective basis and enhances product credibility, customer awareness and brand loyalty. It also allows us to test products prior to incurring the expense of producing a direct response TV program. In the year 2000, we generated revenues of less than $1 million through QVC, and in the year 2001 less than $600,000 in revenues.

         Internet. We create awareness of our websites (http://www.rimc.com/ and http://www.asseenontvpc.com/) through our direct response TV programs. The websites allow consumers to order products advertised through direct response TV programs as well as other traditional consumer and computer products.

         United Kingdom Direct Response TV. We have an office in London with four employees that buy media for airing our customized direct response TV programs in the United Kingdom and other Western European markets. We believe that international distribution will increase product sales and extend product lifecycles.

OPERATIONS

         PRODUCT SELECTION. Our in-house product development team researches, develops and analyzes product concepts. We augment our product development activities through relationships with third party product owners. We review over 1,000 products per year to determine economic viability and marketability. We evaluate a product based on its (i) suitability for television demonstration and explanation, (ii) perceived value, (iii) availability of supply, and (iv) potential gross margin. We review product concepts from inventors, suppliers, trade shows, industry conferences, manufacturers and consumer product companies. We differentiate products according to three acquisition models: products acquired from owners or inventors, in-house developed products, and distribution partnerships. We believe that we have a competitive advantage in attracting products as a result of the successful track record and experience of our management as well as our ability to produce low-cost direct response TV programs in a short period of time.

         DIRECT RESPONSE TV PRODUCTION. We will typically produce a thirty-minute direct response TV program on an in-house basis once we decide to market a product. We believe that our ability to produce a thirty-minute direct response TV program for an average of less than $100,000 in an average of 60 days is a competitive advantage. Our low-cost production capability provides us with decreased risk, increased potential profits and greater product diversity.

         TEST MARKETING. Following production of a direct response TV program, we will test the program in specific time slots on both national cable networks and targeted broadcast stations. If a direct response TV program achieves acceptable results, as defined by customer orders per cost of media, we will typically air the program on a rapidly increasing schedule on cable networks and broadcast channels. During this initial phase, we may modify the creative presentation of the direct response TV program and/or the pricing. We typically adjust the frequency of a program's airing to maximize profitability of all of its products being marketed at a given time. In the year 2000, we produced 26 direct response TV programs, of which 22 were tested and 11 were rolled-out nationally and in the United Kingdom, as compared to the 23 shows produced in 2001 that also resulted in 11 shows being rolled out.

         PRODUCT MANUFACTURING. We typically invest in inventory only after we successfully test market a product. We then purchase inventory of a product against one month's anticipated sales. We believe that our experience in managing product inventory is a competitive advantage that allows us to avoid stock-outs, minimize delivery time to the consumer and curtail inventory risk. We typically purchase our products from manufacturers in Asia.

         MEDIA PURCHASING. We purchase media time either through media buying agencies or our in-house staff. We make short-term commitments (two weeks to three months) to purchase cable television time from cable networks and media representatives. We also purchase broadcast television time, primarily in thirty-minute segments, from network affiliates and independent stations based on cost and availability of broadcast time. We believe that our ability to purchase media time at a price that allows us to sell sufficient product quantities at targeted gross margins is a critical component of our operations. In fiscal 2001, we spent $29.9 million on media purchases, compared to the $24.1 million spent to date in fiscal 2000.

         ORDER PROCESSING. We outsource our order processing to West Corporation for traditional consumer products and Tiger Direct, Inc. for computer systems. Order processing consists of in-bound call centers that answer toll-free calls from consumers responding to our direct response TV programs. The in-bound call center will capture a customer's information, including telephone number, shipping address and credit card number, and electronically transmit orders to our order fulfillment contractors to ship the product.

         ORDER FULFILLMENT. We contract with three third-party fulfillment centers to receive, inspect, store, package and ship our products and process returns. The fulfillment centers primarily utilize bulk shippers to deliver products to customers in the U.S. In certain instances, such as computer sales, the manufacturer ships orders directly to the customer.

         CUSTOMER SERVICE. We provide customer service through third-party contractors to respond to customer inquiries and process product returns. We typically offer an unconditional 30-day money back return policy to its customers. Our products are typically covered by manufacturer warranties.

COMPETITION

         The direct marketing industry is large and highly fragmented, with the majority of industry sales generated by single product and single channel companies. We define our primary competition as multi-product direct response TV companies. Consequently, we believe our primary competitors include American Telecast, Direct Focus, Tristar Products, AMS Direct, Ronco and Thane, all of which currently market several successful products primarily through direct response TV programs. We also compete directly with multi-channel and multi-product direct marketing companies such as Thane, Guthy-Renker and Good Times Entertainment Limited, each of which market their products in the U.S. through direct response TV, retail, the Internet and other wholesale channels. Additionally, there are a number of direct marketing companies that market their products primarily through catalogs, such as Land's End and Spiegel, Inc.

         We face significant competition within each of our merchandise categories, including large and small retailers and other domestic direct marketing companies. Many of the large retailers also sell their products through other channels such as the Internet and catalogs. We compete with a variety of consumer product companies and retailers, many of which have substantially greater financial, marketing and other resources than Reliant.

INTELLECTUAL PROPERTY

         Our success at attracting, marketing and selling products depends significantly on our ability to establish brand name recognition for our products. In order to protect our brand awareness, we seek to own all applicable trademarks and Internet URLs associated with our products, and we rely on confidentiality, license and other agreements with employees, customers, international distributors, strategic partners and others to protect our proprietary rights. We do not currently hold any material copyrights, patents or licenses with respect to our products.

CUSTOMERS

         No single customer accounted for greater than five percent of our revenues for the 1999, 2000 and 2001 fiscal years.

GOVERNMENT REGULATION

         We are subject to regulation and ongoing review by federal, state and local agencies including the Federal Trade Commission, U.S. Post Office, Consumer Product Safety Commission, Federal Communications Commission, Food and Drug Administration, attorney generals of various states and other state and local consumer protection and health agencies. The statutes, rules and regulations applicable to our operations and products are numerous, complex and subject to change.

EMPLOYEES

         We employed 37 full-time employees, four of whom work in London, and one part-time employee as of March 25, 2002. None of our employees are covered by collective bargaining agreements, and management considers relations with its employees to be good.

Item 2. Properties.

            Our principal office is located at 2701 N. Rocky Point Drive, Suite 200 Tampa FL 33607. We currently lease approximately six thousand (6,000) square feet of office space pursuant to a 5-year lease expiring February 28, 2005 for our principal executive offices. In 2001 we paid approximately $15,542 per month for this leased space. The approximate monthly lease payments in 2002, 2003, 2004 and the first two months of 2005 will increase under the terms of the lease to $16,089, $16,738, $17,385 and $17,494 respectively.

            Our international office is located at 35-37 Fitzroy Street, London, W1P 5AF, England. We currently lease approximately twelve hundred (1,200) square feet of office space at this location.

            In general, our properties are well maintained, adequate and suitable for their purposes, and we believe these properties will meet our operational needs for the foreseeable future. If we require additional space, we believe we will be able to obtain such space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

         As of March 25, 2002, there were no material pending legal proceedings to which we or our subsidiaries were a party. From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2001.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF OUR COMMON STOCK

Our common stock has been listed for trading exclusively on The Over the Counter Bulletin Board system, sometimes referred to as the OTCBB, under the symbol RIMC. The following table summarizes the high and low closing prices for each period indicated:


                                                     HIGH       LOW
2000
Quarter 1                                           $3.45      $1.45
Quarter 2                                           $3.70      $1.30
Quarter 3                                           $1.50      $0.50
Quarter 4                                           $1.00      $0.25

2001
Quarter 1                                           $2.06      $0.40
Quarter 2                                           $1.75      $0.90
Quarter 3                                           $1.40      $0.63
Quarter 4                                           $2.88      $1.30

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below for each of the years in the three-year period ended December 31, 2001 and the selected consolidated balance sheet data presented below as of December 31, 2000 and 2001 have been derived from the audited consolidated financial statements of the company included elsewhere in this report. The data presented below should be read in conjunction with our financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION OF RELIANT
                 (IN THOUSANDS, EXCEPT OTHER OPERATING AND FINANCIAL
DATA)

                                                                                      YEARS ENDED
                                                                                      DECEMBER 31,
                                                                              1998         1999          2000         2001

STATEMENT OF INCOME DATA
Total revenues                                                                $120        $21,442     $100,076     $167,539

 Cost of Sales, including selling expenses                                     455         18,188       93,491      156,109
 General and administrative expenses                                           834          4,537        4,884       10,005
Depreciation and amortization                                                    7             14           23           42
TOTAL COSTS AND EXPENSES                                                     1,296         22,739       98,398      166,156

INCOME (LOSS) FROM OPERATIONS                                               -1,176         -1,297        1,678        1,383

Interest expense, net                                                           -8            -37          -86          -31
Minority interest and other income (expense)                                    49              0            0          239

INCOME (LOSS) BEFORE INCOME TAXES                                           -1,135         -1,334        1,592        1,591

PROVISION FOR INCOME TAXES                                                       0              0           34          820

NET INCOME (LOSS)                                                          -$1,135        -$1,334       $1,558         $771


BALANCE SHEET DATA (END OF PERIOD):

Cash and cash equivalents                                                     $122            $26         $299       $1,217
Working capital (deficit)                                                       30            -71        2,341        6,058
Total assets                                                                   335          2,863        6,466       11,336
Total debt                                                                     127            605        1,317          275
Total stockholders' equity                                                     129            683        3,710        6,893

STATEMENT OF CASH FLOW DATA
Net Cash Provided By (Used) in Operating Activities                          -$998        -$1,502      -$1,130       $1,644
Net Cash Used in Investing Activities                                          -71            -11          -43         -179
Net Cash Provided By (Used) in Financing Activities                            981          1,417        1,446         -547
Net Increase (Decrease) in Cash and Cash Equivalents                          -$88           -$96         $273         $918


OTHER OPERATING AND FINANCIAL DATA:
Capital expenditures (000's)                                                    51             11           43           37
Total costs and expenses as a percentage of total revenues                1080.00%        106.05%       98.32%       99.17%


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies experiencing rapid growth and, in particular, rapidly growing companies that operate in evolving markets. We may not be able to successfully address these risks and difficulties. Although we have experienced net sales growth in recent years, our net sales growth may not continue, and we cannot assure you of any future growth or profitability.

            The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying audited consolidated financial statements and notes included herein for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999.

GENERAL

            We are a direct marketer of consumer products primarily through direct response TV and through secondary sources such as the Internet and QVC. We manage the direct marketing for the majority of our products in both the United States and the United Kingdom. This includes product selection and development, manufacturing by third parties, acquiring television media through a media agency, production and broadcast of programming and outsourced order processing, fulfillment, and customer service. We have historically been dependent on a limited number of successful products to generate a significant portion of our total revenues. We seek to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of our revenues by continually enhancing our diverse product portfolio, expanding our distribution channels to include the United Kingdom, and by utilizing our marketing and low-cost direct response TV program production capabilities to sell consumer electronics with a strategic partner.

            We generate revenues by selling our products (i) directly to consumers through our direct response TV programs and the Internet, and (ii) wholesale through QVC and in the United Kingdom.

         The following table presents certain financial data as a percentage of total revenues:

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                            ----------------------------------------
                                             2001             2000             1999
                                            ------           ------           ------

Total revenues .........................    100.00%          100.00%          100.00%

Cost of sales ..........................     87.00%           82.34%           73.07%

Gross profit ...........................     13.00%           17.66%           26.93%

Operating expenses
     Depreciation and amortization .....      0.02%            0.02%            0.06%
     General and administrative ........      4.53%            4.15%           15.86%
     Selling and marketing .............      5.77%            9.97%           14.79%
     Royalties .........................      0.41%            1.11%            1.34%
Stock bonus compensation ...............      1.45%            0.73%            0.93%

Total Operating Expenses ...............     12.18%           15.98%           32.98%
Operating income (loss) ................      0.82%            1.68%           (6.05)%


YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

            Total revenues for the year ended December 31, 2001 were $167.5 million, an increase of 67.4% compared with total revenues of $100.1 million for the year ended December 31, 2000. This increase in total revenues is primarily attributable to the increased volume in sales of computer systems. The total revenues attributable to sales of computer systems for the year ended December 31, 2001 increased by $62.9 million, or 102.7%, over December 31, 2000.

            Cost of sales for the year ended December 31, 2001 were $145.8 million, an increase of 76.9% over the cost of sales of $82.4 million for the year ended December 31, 2000. The percentage increase for the year was reflective of the higher cost of goods sold on computer system sales as compared to the other products sold, resulting in lower realized margins on computer system sales.


            Gross profit for the year ended December 31, 2001 of $21.8 million increased 23.3% when compared to gross profit of $17.7 million last year. Gross profit percentage of 13.00% for the year ended December 31, 2001 decreased from the 17.66% for the year ended December 31, 2000. This decrease in gross profit as a percentage of total revenues is attributed to the lower margins on computer sales.

            Operating expenses consist of depreciation and amortization, general and administrative, selling and marketing, royalties and stock bonus compensation. Total operating expenses for the year ended December 31, 2001 were $20.4 million. This compares to $16.0 million for the year ended December 31, 2000. As a percentage of total revenues, operating expenses for the year ended December 31, 2001 were 12.18%, an decrease from 15.98% for the year ended December 31, 2000.

            General and administrative expenses increased by $3.4 million, or 82.8%, for the year ended December 31, 2001 compared to the year ended December 31, 2000. General and administrative expenses as a percentage of total revenues for the year ended December 31, 2001 increased to 4.53%, from the 4.15% in the year ended December 31, 2000. The increase related to payroll cost increases of approximately $945,000, as our company continues to develop our infrastructure, production cost increases of approximately $1.3 million as more computer shows were developed and approximately $500,000 of costs related to operations in the United Kingdom. As revenues continue to grow, management expects general and administrative expenses to continue to remain relatively constant at approximately 4% of total revenues.

            Selling and marketing expenses for the year ended December 31, 2001 decreased approximately $300,000, or 3.0%, when compared to the same period last year. As a percentage of total revenues, selling and marketing expenses decreased to 5.77 % for the year ended December 31, 2001, compared to 9.97% for the comparable period in 2000. As most of the increase in sales related to computer sales, at a high average ticket, less selling and marketing costs are required to generate these sales.

            Royalty expense decreased for the year ended December 31, 2001 by approximately $432,000, or 38.8%, as we sold fewer products in 2001 than in 2000 that required a royalty to be paid to the product owner.

            In the first quarter ended March 31, 2001, we recognized a $2.4 million stock bonus compensation expense attributable to certain stock bonuses earned by management under the terms of their employment agreements. Due to the fact that management agreed to revise their employment contracts effective at the end of the first quarter of this year, no additional bonuses can be earned based upon our total revenues. Please see notes 3 and 4 to the enclosed Consolidated Financial Statements.

            Operating income for the year ended December 31, 2001 was $1.38 million. This compares to operating income of $1.68 million for the year ended December 31, 2000. The primary reason for the decrease in operating income for the year ended December 31, 2001 was the $2.4 million stock bonus compensation expense, discussed above, recognized in the first quarter of 2001. When adding back the $2.4 million non-cash compensation charge to the year ended December 31, 2001, and adding back the $700,000 non-cash compensation charge to the year ended December 31, 2000, operating income for 2001 was $3.8 million, a 57.7% increase over operating income of $2.4 million for the year ended December 31, 2000.

            For the year ended December 31, 2001, income before income taxes was $1,587,000 compared to $1,592,000 for the year ended December 31, 2000. Net income for 2001 was $0.77 million, or $0.07 per share, compared to $1.56 million, or $0.22 per share in 2000. The primary reason for the decrease in net income was income tax expense of $820,000 in 2001. The year ended December 31, 2000 had only $34,000 of income tax expense due to net operating loss carry forwards from prior years.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

            Total revenues for 2000 were $100.1 million, an increase of $78.6 million, or 366.7%, over revenues for fiscal 1999 of $21.4 million. We began our business of electronic and multi-media marketing of consumer products, primarily through direct response television programming, in the second quarter 1999. Throughout 1999 and 2000, the majority of the revenues were attributable to sales of consumer products through direct response television programming, as our Company was establishing our name in the industry. In late 1999 and 2000 we identified a market for selling high end computers through direct response television programming. Of the $78.6 million increase in total revenues in 2000 over 1999, $58.6 million of the increase came from computer sales. The balance of the increase in total revenues was mainly attributable to a full year of operations in 2000 as discussed above.


            Cost of sales for fiscal 2000 was $82.4 million, or 82.3% of sales, compared to $15.7 million, or 73.1% of sales, for 1999. The percentage increases from year to year was reflective of the lower margins realized on computer system sales, as 61.2% of the total sales in 2000 came from computer sales compared to 12.2% in 1999.

            Gross profit for fiscal 2000 was $17.7 million, a 206.0% increase over fiscal 1999 gross profit of $5.8 million. Gross profit as a percentage of total revenues was 17.7% and 26.9% for fiscal 2000 and fiscal 1999, respectively. This decrease in gross profit was due to the increase in computer sales, since computer margins are significantly lower than other consumer products.

            Operating expenses for fiscal 2000 and fiscal 1999 were $16.0 million and $7.1 million, respectively. As a percentage of total revenues, operating expenses in fiscal 2000 were 16.0% of total revenues, compared to 33.0% in fiscal 1999. As our cost structure primarily consists of variable costs, the large increase in total revenues in fiscal 2000 resulted in operating expenses as a percentage of revenues decreasing dramatically.

            General and administrative expenses for fiscal 2000 were $4.1 million, a $0.75 million, or 21.96%, increase over general and administrative expenses in 1999 of $3.4 million. General and administrative expenses as a percentage of total revenues for 2000 decreased to 4.15% compared to 15.86% for the 1999. As our sales increased, we added 12 new employees in 2000, which was the primary reason for the dollar increase in 2000. Total employee count at the end of 2000 was 23.

            Selling and marketing expenses for 2000 were $10.0 million, a $6.8 million, or 214.6%, increase over the $3.2 million in 1999. As a percentage of total revenues, selling and marketing expenses decreased to 9.97% in 2000 from 14.79% in 1999. The production and airing of significantly more direct response TV programs was the reason for the dollar increase year over year.

            Royalties on product sales remained relatively constant as a percentage of total revenues and the dollar increase is attributable to the increase in sales year over year.

            Operating income for 2000 was $1.7 million, compared to operating loss of $1.3 million for 1999. The growth in sales in 2000, along with a minimal rise in fixed expenses, was the primary reason for the $4.0 million improvement in operating income.

            Net income for 2000 was $1.6 million, or $0.22 per share, compared to a net loss of $1.3 million, or $0.25 per share, for the year 1999.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 2001, cash and cash equivalents was $1,216,625 compared to $298,734 at December 31, 2000. Total assets increased to$11.3 million at December 31, 2001, compared to $6.5 million at December 31, 2000. In addition to the increase in cash during this year, restricted cash decreased by $614,928, total receivables increased by $4,491,911 and inventory increased by $485,171. The receivables increase primarily related to collections of sales by our third party fulfillment vendor that as of December 31, 2001 had not yet been remitted to us. These changes, along with a reduction in notes payable of $1,041,592, are the primary reasons that working capital increased to $6.1 million at December 31, 2001 compared to working capital of $2.3 million at December 31, 2000.

            For the year ended December 31, 2001 the net cash provided by operating activities was $1.6 million as compared to net cash (used in) operating activities of $1.1 million last year. Net cash (used in) investing and financing activities was $726,493 for the year ended December 31, 2001 as compared to net cash provided by investing and financing activities of $1.4 million for the year ended December 31, 2000.


            As of December 31, 2000, cash and cash equivalents was $298,734 compared to $26,404 at December 31, 1999. Total assets increased to $6.5 million at December 31, 2000, compared to $2.9 million at December 31, 1999. In addition to the increase in cash during this year, restricted cash increased by $884,459, total accounts receivable increased by $1.1 million, and inventory increased by $754,654. These changes, along with an increase in short term debt of $711,849, are the primary reasons that working capital increased to $2.3 million at December 31, 2000 compared to a working capital deficit of $71,051 at December 31, 1999.

            For 2000, the net cash used in operating activities was $1.1 million as compared to net cash used in operating activities of $1.5 million in 1999. Net cash provided by investing and financing activities was $1.4 million for 2000 and 1999.

            In addition to relying on cash flow from operations for short-term liquidity, management believes that we must seek additional sources of financing in order to expand the future operations of the business. Although our Company believes that additional sources of debt and equity financing are available, we cannot at this time determine what impact such future financings might have on operations or earnings per share.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            To date, we have invested cash with banks and in highly liquid debt instruments purchased with maturity dates of three months or less. Our bank deposits may exceed federally insured limits, and there is risk of loss of the entire principal with any debt instrument.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
Reliant Interactive Media Corp. Consolidated Financial Statements                                     15

Independent Auditors' Report                                                                          17

Consolidated Balance Sheets as of December 31, 2000 and 2001                                          18

Consolidated Statements of Operations for the three years ended December 31, 2001                     20

Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001           22

Consolidated Statements of Cash Flows for the three years ended December 31, 2001                     23

Notes to Consolidated Financial Statements                                                            25

                         RELIANT INTERACTIVE MEDIA CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                                    CONTENTS


Independent Auditors' Report.........................................................................................17

Consolidated Balance Sheets..........................................................................................18

Consolidated Statements of Operations................................................................................20

Consolidated Statements of Stockholders' Equity......................................................................22

Consolidated Statements of Cash Flows................................................................................23

Notes to the Consolidated Financial Statements.......................................................................25

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Reliant Interactive Media Corp.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Reliant Interactive Media Corp. at December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliant Interactive Media Corp. as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/ HJ & Associates, LLC
-------------------------------
    Salt Lake City, Utah
    March 11, 2002

                         RELIANT INTERACTIVE MEDIA CORP.
                           Consolidated Balance Sheets


                                     ASSETS

                                                              December 31,
                                                    ----------------------------------
                                                        2001                  2000
                                                    ------------           -----------

CURRENT ASSETS

   Cash and cash equivalents (Note 1)               $  1,216,625           $   298,734
   Restricted cash (Note 1)                            1,253,326             1,868,254
   Accounts receivable, net (Note 1)                   1,598,210               394,298
   Receivables - other (Note 3)                        4,793,200             1,505,201
   Inventory (Note 1)                                  1,297,587               812,416
   Prepaid expenses and advances                         342,962               217,670
                                                    ------------           -----------

     Total Current Assets                             10,501,910             5,096,573
                                                    ------------           -----------

PROPERTY AND EQUIPMENT (Note 1)

   Production machines and equipment                      78,525                36,625
   Office furniture and computer equipment               181,569                50,792
   Leasehold improvements                                 43,457                37,239
                                                    ------------           -----------

     Total Property and Equipment                        303,551               124,656
     Less: Accumulated depreciation                      (88,289)              (47,032)
                                                    ------------           -----------

     Net Property and Equipment                          215,262                77,624
                                                    ------------           -----------

OTHER ASSETS

   Deposits and other assets                              42,927                67,112
   Production costs (Note 1)                             576,281             1,224,648
                                                    ------------           -----------

     Total Other Assets                                  619,208             1,291,760
                                                    ------------           -----------

     TOTAL ASSETS                                   $ 11,336,380           $ 6,465,957
                                                    ============           ===========


   The accompanying notes are an integral part of these financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             December 31,
                                                                   ----------------------------------
                                                                      2001                   2000
                                                                   ------------           -----------

CURRENT LIABILITIES

   Accounts payable                                                $  1,121,424           $   845,102
   Accrued expenses                                                   1,303,583               112,806
   Income taxes payable (Note 10)                                       794,396                33,562
   Allowance for sales returns (Note 1)                                 949,161               447,626
   Notes payable - current portion (Note 6)                                  --               954,092
   Notes payable - related parties (Note 5)                             275,000               362,500
                                                                   ------------           -----------

     Total Liabilities                                                4,443,564             2,755,688
                                                                   ------------           -----------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 11,289,621 and 7,348,821 shares issued and
    outstanding, respectively                                            11,290                 7,349
   Additional paid-in capital                                         7,119,951             4,712,636
   Other comprehensive income                                             4,432                    --
   Accumulated deficit                                                 (242,857)           (1,009,716)
                                                                   ------------           -----------

     Total Stockholders' Equity                                       6,892,816             3,710,269
                                                                   ------------           -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 11,336,380           $ 6,465,957
                                                                   ============           ===========


   The accompanying notes are in integral part of these financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                      Consolidated Statements of Operations


                                                                        For the Years Ended
                                                                             December 31,                     .
                                                    ------------------------------------------------------------
                                                        2001                     2000                   1999
                                                    -------------           -------------           ------------

NET SALES                                           $ 167,539,215           $ 100,076,236           $ 21,442,009

COST OF SALES                                         145,753,067              82,401,085             15,666,658
                                                    -------------           -------------           ------------

GROSS PROFIT                                           21,786,148              17,675,151              5,775,351
                                                    -------------           -------------           ------------

OPERATING EXPENSES

   Depreciation and amortization                           41,779                  22,940                 13,834
   General and administrative                           7,582,576               4,148,760              3,401,580
   Selling and marketing                                9,674,201               9,976,852              3,171,170
   Royalties                                              681,603               1,113,439                287,724
   Stock bonuses and compensation                       2,422,756                 734,726                198,000
                                                    -------------           -------------           ------------

     Total Operating Expenses                          20,402,915              15,996,717              7,072,308
                                                    -------------           -------------           ------------

OPERATING INCOME (LOSS)                                 1,383,233               1,678,434             (1,296,957)
                                                    -------------           -------------           ------------

OTHER INCOME (EXPENSES)

   Interest expense                                       (40,566)                (93,059)               (37,377)
   Interest income                                         10,045                   6,449                    524
   Loss on exchange rate                                  (13,523)                     --                     --
                                                    -------------           -------------           ------------

     Total Other Income (Expenses)                        (44,044)                (86,610)               (36,853)
                                                    -------------           -------------           ------------

INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM AND INCOME TAXES                                1,339,189               1,591,824             (1,333,810)
                                                    -------------           -------------           ------------

EXTRAORDINARY ITEM

   Gain on settlement of debt                             247,816                      --                     --
                                                    -------------           -------------           ------------

     Total Extraordinary Item                             247,816                      --                     --
                                                    -------------           -------------           ------------

INCOME (LOSS) BEFORE INCOME TAXES                       1,587,005               1,591,824             (1,333,810)

INCOME TAXES (Note 10)                                    820,146                  33,562                     --
                                                    -------------           -------------           ------------

NET INCOME (LOSS)                                         766,859               1,558,262             (1,333,810)

OTHER COMPREHENSIVE INCOME

   Foreign currency translation adjustment                  4,432                      --                     --
                                                    -------------           -------------           ------------

NET COMPREHENSIVE INCOME (LOSS)                     $     771,291           $   1,558,262           $ (1,333,810)
                                                    =============           =============           ============


   The accompanying notes are an integral part of these financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                Consolidated Statements of Operations (Continued)


                                                                For the Years Ended
                                                                     December 31,                     .
                                                      ---------------------------------------
                                                      2001              2000             1999
                                                      -----            -----            -----

BASIC INCOME (LOSS) PER SHARE

   Income (Loss) before extraordinary item            $0.05            $0.23            $(0.25)
   Extraordinary item                                  0.02               --               --
                                                      -----            -----            -----

     Total Income (Loss) Per Share                    $0.07            $0.23            $(0.25)
                                                      =====            =====            =====

DILUTED INCOME (LOSS)
 PER SHARE (Note 9)                                   $0.07            $0.22            $(0.25)
                                                      =====            =====            =====


   The accompanying notes are an integral part of these financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                 Consolidated Statements of Stockholders' Equity


                                                   Additional                                         Other
       Common Stock                                  Paid-In                                      Comprehensive
      -------------
                                                                    Accumulated
                                            Shares          Amount          Capital            Income            Deficit
                                         -----------       --------       -----------       -----------       -----------

Balance, December 31, 1998                 3,373,570       $  3,374       $ 1,359,985       $        --       $(1,234,168)

Common stock issued for cash               1,098,000           1098           938,902                --                --

Common stock issued for services             338,700            338           197,662                --                --

Fractional shares issued in the                                  --                --                --
 reverse stock split

Common stock issued for                    1,500,000          1,500           748,500
 acquisition of TPH Marketing, Inc.

Net loss for the year ended                                                                                    (1,333,810)
                                         -----------       --------       -----------       -----------       -----------
 December 31, 1999

Balance, December 31, 1999                 6,310,271          6,310                          3,245,049-        (2,567,978)

Capital withdrawals                               --             --          (166,100)               --                --

Common stock issued for services             538,550            539                            734,187-                --

Common stock issued for cash                 500,000            500                                              999,500-

Stock offering costs                              --             --          (100,000)               --                --

Net income for the year ended                                                                                   1,558,262
                                         -----------       --------       -----------       -----------       -----------
 December 31, 2000

Balance, December 31, 2000                 7,348,821          7,349         4,712,636                          (1,009,716)

Common stock issued for services              53,300             53            42,503

Common stock issued for bonuses            3,900,000          3,900         2,376,300

Common stock cancelled in exchange
 for forgiving advance                       (12,500)           (12)          (11,488)

Currency translation adjustment                                                                   4,432

Net income for the year ended
 December 31, 2001                                                                                                766,859

Balance, December 31, 2001                11,289,621       $ 11,290         $7,119,95       $     4,432          (242,857)
                                         -----------       --------       -----------       -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                      Consolidated Statements of Cash Flows


                                                                       For the Years Ended
                                                                           December 31,
                                                          -----------------------------------------------
                                                              2001              2000              1999
                                                          -----------       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                      $   766,859       $ 1,558,262       $(1,333,810)
   Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
     Depreciation and amortization                             41,779            22,940            13,834
     Currency translation adjustment                            4,432                --                --
     Gain on settlement of debt                              (247,816)               --                --
     Amortization of production costs                       1,526,895           922,738           458,934
     Allowance for bad debts                                   68,709             9,457            64,967
     Allowance for sales returns                              501,535           (15,051)          462,677
     Loss on disposal of assets                                    --            26,668                --
     Loss on purchase of subsidiary                                --                --           750,000
     Common stock issued for services and bonuses           2,422,756           734,726           198,000
   Changes in assets and liabilities:
     Restricted cash                                          614,928          (884,459)         (983,795)
     Accounts receivable                                   (1,566,615)         (403,755)          (64,967)
     Accounts receivable - other                           (3,287,999)         (705,125)         (800,076)
     Inventory                                               (485,171)         (754,654)          (30,420)
     Deposits                                                  23,663            (4,339)               --
     Prepaids and advances                                   (136,792)           22,381          (290,051)
     Production costs                                        (878,528)       (1,540,220)         (980,798)
     Accounts payable                                         324,138           (99,824)          871,734
     Accrued expenses                                       1,190,777           (53,987)          161,375
     Income taxes payable                                     760,834            33,562                --
                                                          -----------       -----------       -----------

       Net Cash Provided (Used) in Operating
        Activities                                          1,644,384        (1,130,680)       (1,502,396)
                                                          -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                        (178,895)          (42,739)          (10,700)
                                                          -----------       -----------       -----------

       Net Cash Used in Investing Activities                 (178,895)          (42,739)          (10,700)
                                                          -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable - related parties                   --             2,344           475,000
   Payments on notes payable - related parties                (87,500)               --          (202,344)
   Proceeds from notes payable                                     --           954,092           200,000
   Payments on notes payable                                 (460,098)         (112,439)         (127,561)
   Line of credit, net                                             --          (132,148)          132,148
   Proceeds from issuance of common stock                          --         1,000,000           940,000
   Stock offering costs                                            --          (100,000)               --
   Capital withdrawals                                             --          (166,100)               --
                                                          -----------       -----------       -----------

       Net Cash Provided (Used) by Financing
        Activities                                        $  (547,598)      $ 1,445,749       $ 1,417,243
                                                          -----------       -----------       -----------


     The accompany notes are in integral part of these financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                Consolidated Statements of Cash Flows (Continued)


                                                                For the Years Ended
                                                                  December 31,
                                                    ----------------------------------------
                                                       2001           2000           1999
                                                    ----------      --------      ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   $  917,891      $272,330      $ (95,853)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                               298,734        26,404        122,257
                                                    ----------      --------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR              $1,216,625      $298,734      $  26,404
                                                    ==========      ========      =========

Cash payments for:

   Income taxes                                     $   25,750      $     --      $      --
   Interest                                         $   13,152      $ 17,957      $  22,439

Supplemental schedule of non-cash financing and investing activities:

   Common stock issued for services and
     bonus compensation                             $2,422,756      $734,726      $ 198,000
   Common stock issued for subsidiary               $       --      $     --      $ 750,000
   Common stock canceled as payment on advance
     receivable                                     $   11,500      $     --      $      --


     The accompany notes are an integral part of these financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Reliant Interactive Media Corp. (the Company) was organized under the laws of the State of Utah on July 30, 1984. The Company subsequently ceased its original business activity in 1993 and was not engaged in any business activity but was seeking potential investments or business acquisitions and consequently was considered a development stage company as defined in SFAS No. 7 until January 1, 1999. At the time of the acquisition, the Company was a non-operating public shell with nominal assets. The Company changed its name from Reliant Corporation to Reliant Interactive Media Corp. (Reliant) in August 7, 1998. On March 18, 1999, the Company changed its State of incorporation from Utah to Nevada.

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

         Newly Issued Accounting Pronouncements

         SFAS NO.'S 141 AND 142 - In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Newly Issued Accounting Pronouncements (Continued)

         SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

         SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

         While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and any goodwill will not be amortizable.

         SFAS NO. 143 - On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Newly Issued Accounting Pronouncements (Continued)

         SFAS NO. 144 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business."

         SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

         While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

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

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


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

         Leasehold improvements                          5 years
         Office furniture and equipment                  5 to 7 years
         Machinery and equipment                         5 to 7 years

         Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $41,257, $22,940 and $13,834, respectively.

         Accounts Receivable

         Accounts receivable are shown net of the allowance for doubtful accounts of $78,166 and $9,457 at December 31, 2001 and 2000, respectively.

         Production Costs

         Production costs consisted of the following:

                                                        December 31,
                                               -----------------------------
                                                   2001              2000
                                               -----------       -----------

         Production costs of infomercials      $ 1,368,551       $ 2,351,198
         Production costs of tv shows                   --            52,430
                                               -----------       -----------

         Subtotal                                1,368,551         2,403,628
         Less: accumulated amortization           (792,270)       (1,178,980)
                                               -----------       -----------

         Net production costs                  $   576,281       $ 1,224,648
                                               ===========       ===========

         Production costs include various costs incurred by the Company to produce an infomercial in which the Company's products are marketed. These costs are amortized over the estimated revenue stream, not to exceed 18 months. The production costs begin amortizing when they begin broadcasting. Each product that has production costs is evaluated on a quarterly basis for the recoverability of those costs. Production costs of products that are no longer being sold are fully expensed in the year that sales cease. Amortization expense relating to prepaid advertising was $1,526,895, $922,738 and $458,934 for the years ended December 31, 2001, 2000, 1999, respectively.

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


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

         Principles of Consolidation

         The consolidated financial statements include the accounts of Reliant Interactive Media Corp. (Reliant), Kevin Harrington Enterprises, Inc.
         (KHE) (a wholly-owed subsidiary), TPH Marketing, Inc. (TPH) (a wholly-owned subsidiary), and Cigar Television Network, Inc. (CTN) (a wholly-owned subsidiary). All significant intercompany accounts and transactions have been eliminated in the consolidation.

         Revenue Recognition

         Revenue is recognized upon shipment of goods to the customer. The Company also earns revenue on membership referral fees and commission income. The Company has adopted a returns policy whereby the customer can return any goods received within 30 days of receipt for a full refund. The Company makes an allowance for returns based on past history and experience. At December 31, 2001 and 2000, the allowance was $949,161 and $447,626, respectively.

         Restricted Cash

         The Company uses the services of two independent fulfillment centers (the Centers) to receive and process orders for the Company. The Centers collect payments from the customers in the form of charge cards or checks. The Centers have set up cash reserves for potential charge card chargebacks and returns of product for refund. The chargeback reserve is 3% of all charge card sales and any chargebacks are credited out of this reserve. The reserve for returns is based on the return rate history of each product and any returns are refunded out of this reserve. The total cash reserved at December 31, 2001 and 2000 was $1,253,326 and $1,868,254, respectively, and has been classified as restricted cash.

         Reclassifications

         Certain amounts for the years ended December 31, 2000 and 1999 have been reclassified to conform with the presentation of the December 31, 2001 amounts. The reclassifications have no effect on net income (loss) for the years ended December 31, 2000 and 1999.

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Other Comprehensive Income

         The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, other comprehensive income consists of foreign currency translation adjustments. Total other comprehensive income was $4,432, $-0- and $-0- for the years ended December 31, 2001, 2000 and 1999 respectively.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

         Employment Agreements

         The Company has entered into an amended employment agreement with Kevin Harrington, CEO of the Company. Mr. Harrington will receive an annual salary of $250,000. In addition, Mr. Harrington shall receive 100,000 shares of the Company's common stock for each $10,000,000 in sales of the Company with a maximum of 1,500,000 shares to be issued. However, none of these shares shall be earned or issued until the Company's sales exceed an aggregate of $125,000,000 beginning from January 1, 1999. During 2001, the Company reached and exceeded $150,000,000 in sales beginning from January 1, 1999 and as a result, Mr. Harrington received 1,500,000 shares of common stock. The shares were valued at the market value of the stock on the date the shares were earned. The employment agreement ends on December 15, 2005.

         The Company has entered into an amended employment agreement with Tim Harrington, President of the Company. Mr. Harrington will receive an annual salary of $250,000. In addition, Mr. Harrington shall receive 100,000 shares of the Company's common stock for each $10,000,000 in sales of the Company with a maximum of 1,500,000 shares to be issued. However, none of these shares shall be earned or issued until the Company's sales exceed an aggregate of $125,000,000 beginning from January 1, 1999. During 2001, the Company reached and exceeded $150,000,000 in sales beginning from January 1, 1999 and as a result, Mr. Harrington received 1,500,000 shares of common stock. The shares were valued at the market value of the stock on the date the shares were earned. The employment agreement ends on December 15, 2005.

         The Company has entered into an employment agreement with Mel Arthur, Executive Vice President of the Company. Mr. Arthur will receive an annual salary of $250,000. In addition, Mr. Arthur shall receive 100,000 shares of the Company's common stock for each $10,000,000 in sales of the Company with a maximum of 900,000 shares to be issued. However, none of these shares shall be earned or issued until the Company's sales exceed an aggregate of $125,000,000 beginning from January 1, 1999. During 2001, the Company reached and exceeded $125,000,000 in sales beginning from January 1, 1999 and as a result, Mr. Arthur received 900,000 shares of common stock. The shares were valued at the market value of the stock on the date the shares were earned. The employment agreement ends on December 15, 2005.

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 2 - COMMITMENTS AND CONTINGENCIES (Continued)

         Office Lease

         The Company entered into a five (5) year non-cancelable office lease beginning March 1, 2000. Payments are currently $15,550 per month through February 2002 and increase to $16,198 in March 2002. Future minimum lease payments under the lease are as follows:


 Year ending                                          Operating
December 31,                                            Lease
------------                                          --------

   2002                                               $193,079
   2003                                                200,854
   2004                                                208,629
   2005                                                 34,988
                                                      --------

   Total lease payments                               $637,550
                                                      ========

NOTE 3 - RECEIVABLES - OTHER

         The Company uses the services of two fulfillment centers (the Centers) located in Dallas, Texas and Miami, Florida. The Centers receive, process and ship orders on behalf of the Company. The Centers also collect payments on the products it sells for the Company. At December 31, 2001 and 2000, the Centers owed the Company $4,793,200 and $1,505,201, respectively. These amounts result from payments received less amounts due the Centers for the services it renders to the Company.

NOTE 4 - EQUITY TRANSACTIONS

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

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 4 - EQUITY TRANSACTIONS (Continued)

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

         During the year ended December 31, 2001, the Company reached and exceeded an aggregate of $150,000,000 in sales beginning from January 1, 1999 and as a result, three officers of the Company earned their respective revenue performance bonuses as detailed in their employment contracts (see Note 2). The Company issued 1,500,000 shares of common stock to Kevin Harrington, CEO of the Company, 1,500,000 shares of common stock to Tim Harrington, President of the Company, and 900,000 shares of common stock to Mel Arthur, Executive Vice-President of the Company in payment of these bonuses. The shares were valued at the market price of the common stock on the date the shares were earned and the Company recorded compensation expense of $2,380,200. The Company also issued an additional 53,300 shares of common stock to employees of the Company for services rendered valued at the market price of the common stock on the date of issuance. In addition, 12,500 shares of common stock were canceled by the Company as payment for an employee advance in the amount of $11,500.

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 5 - NOTES PAYABLE - RELATED PARTIES

         Notes payable - related parties consisted of the following:

                                                                                  December 31,
                                                                         -------------------------------
                                                                            2001                 2000
                                                                         ---------             ---------

Note payable to a shareholder, unsecured, interest at 8.0%,
 interest payments due quarterly beginning March 31, 1999,
 principal balance due
 December 31, 2000                                                       $      --             $  37,500

Note payable to a shareholder, unsecured, interest at 8.0%,
 interest payments due quarterly beginning March 31, 1999,
 principal balance due December
 31, 2000                                                                       --                50,000

Note payable to a related company, unsecured,
 interest at 10%, principal and interest balance
 due on demand                                                             125,000               125,000

Note payable to a related company, unsecured,
 interest at 10%, principal and interest balance
 due on demand                                                             100,000               100,000

Note payable to a related company, unsecured,
 interest at 10%, principal and interest balance
 due on demand                                                              50,000                50,000
                                                                         ---------             ---------

        Total notes payable - related parties                              275,000               362,500

        Less: current portion                                             (275,000)             (362,500)
                                                                         ---------             ---------

        Long-term notes payable - related parties                        $      --             $      --
                                                                         =========             =========

Maturities of notes payable - related parties are as follows:

        Years Ending
        December 31, 2002                                                                      $ 275,000
             2003 and thereafter
                                                                                               ---------

             Total                                                                             $ 275,000
                                                                                               =========

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 6 - NOTES PAYABLE

         Notes payable consisted of the following:

                                                                           December 31,
                                                              -------------------------------------
                                                                   2001                     2000
                                                              ----------------            ---------

Note payable to a company, unsecured, interest
 at 1.5% per month until paid, principal balance
 due on demand                                                $             --            $ 275,000

Note payable to a company, secured by inventory
 of the Company, interest at 1.5% per month until
 paid, balance due on or before February 28, 2001                           --              679,092
                                                              ----------------            ---------

        Total notes payable                                                 --              954,092

        Less: current portion                                               --             (954,092)
                                                              ----------------            ---------

        Long-term notes payable                               $             --            $      --
                                                              ================            =========

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

         FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 133%; risk-free interest rates of 10.0 percent and expected lives of 4.0 years. RELIANT INTERACTIVE MEDIA CORP. Notes to the Consolidated Financial Statements December 31, 2001, 2000 and 1999

         Under the accounting provisions of SFAS No. 123, the Company's net income (loss) would have been changed by the pro forma amounts indicated below:

                                                                 December 31,
                                          -------------------------------------------------------------
                                            2001                     2000                      1999
                                          -----------            -------------            -------------

Net income (loss):
  As reported                             $   766,859            $   1,558,262            $  (1,333,810)
  Pro forma                               $   766,859            $   1,558,262            $  (1,496,455)

Basic income (loss) per share:
  As reported                             $      0.07            $        0.23            $       (0.25)
  Pro forma                               $      0.07            $        0.23            $       (0.28)

         A summary of the status of the Company's stock option plans as of December 31, 2001 and changes during the year is presented below:
         December 31, 2001


                                                           Weighted
                                                            Average
                                           Shares        Exercise Price
                                          -------        --------------

Outstanding, December 31, 2000            420,000             5.00

    Granted                                    --               --
    Canceled                                   --               --
    Exercised                                  --               --
                                          -------            -----

Outstanding, December 31, 2001            420,000            $5.00
                                          -------            -----

Exercisable, December 31, 2001            420,000            $5.00
                                          -------            -----


                                Outstanding                     Exercisable
                  -----------------------------------     ----------------------
                                                           Weighted
                                              Weighted      Average      Weighted
                     Number       Remaining   Average       Number       Average
                  Outstanding    Contractual  Exercise    Exercisable    Exercise
Exercise Prices   at 12/31/01      Life        Price      at 12/31/01      Price
---------------     -------        ----        -----        -------        -----

$2.50               105,000        4.00        $2.50        105,000        $2.50
 4.00               105,000        4.00         4.00        105,000         4.00
 6.00               105,000        4.00         6.00        105,000         6.00
 7.50               105,000        4.00         7.50        105,000         7.50
                                   ----       -----        -------        -----
 2.50 - 7.50        420,000        4.00        $5.00        420,000        $5.00
                                   ====       =====        =======        =====

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 8 - OUTSTANDING STOCK OPTIONS (Continued)

         The options were granted as compensation and additional bonuses to certain officers of the Company. These options were issued with an exercise price above the market value of the stock at the date of issuance.

         Additional stock options are available to Kevin Harrington, Tim Harrington and Mel Arthur based on the stock trading performance of the Company's common stock. If the Company's shares are trading at a price of $15.00 per share, 256,500 options will be granted at an exercise price of $7.50 per share. If the Company's shares are trading at a price of $20.00 per share, another 256,500 options will be granted at an exercise price of $7.50 per share. Finally, if the Company's shares are trading at a price of $25.00 per share, an additional 327,000 options will be granted at an exercise price of $7.50 per share. As of December 31, 2001, the Company's common stock has not reached any of the performance measurements mentioned above.

NOTE 9 - BASIC AND DILUTED INCOME (LOSS) PER SHARE

         The computation of basic and diluted income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:


                                                                        For the Year Ended
                                                                        December 31, 2001
                                                     ---------------------------------------------------
                                                       Income               Shares              Per-Share
                                                     (Numerator)         (Denominator)            Amount
                                                     ----------            ---------            --------

Basic Income (Loss) Per Share

  Income available to common stockholders
    plus assumed conversions                         $766,859            11,493,412            $   0.07
                                                     ========            ==========            =====


                                                                        For the Year Ended
                                                                        December 31, 2000
                                                     ---------------------------------------------------
                                                        Income               Shares            Per-Share
                                                     (Numerator)         (Denominator)           Amount
                                                     ----------            ---------            --------

  Income available to
   common stockholders                               $1,558,262            6,769,221            $   0.23
                                                                                                ========

Effect of Dilutive Securities

  Common stock options                                       --              420,000
                                                     ----------            ---------

Diluted Income (Loss) Per Share

  Income available to common stockholders
    plus assumed conversions                         $1,558,262            7,189,221            $   0.22
                                                     ==========            =========            =========

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 9 - BASIC AND DILUTED INCOME (LOSS) PER SHARE (Continued)

         Options to purchase 420,000 shares of common stock were outstanding at December 31, 2001 and 2000 (see Note 8). These options expire on June 30, 2004 and were issued with an exercise price equal to or above the market value of the stock at the date of issuance and have been included in the computation of diluted income (loss) per share.

NOTE 10 - INCOME TAXES

         The provision for income taxes as of December 31, 2001 and 2000 is detailed in the following summary:

                                                                      December 31,
                                                            -----------------------------
                                                              2001                 2000
                                                            ---------           ---------
               Current:

               Federal income taxes                         $ 698,725           $  27,343
               State income taxes                             121,421               6,219
                                                            ---------           ---------

               Total income tax expense                       820,146              33,562
               Less: estimated income tax payments            (25,750)                 --
                                                            ---------           ---------

               Total Provision for Income Taxes             $ 794,396           $  33,562
                                                            =========           =========

         A reconciliation of income taxes at the state and federal statutory rate to the effective tax rate is as follows:

                                                                          December 31,
                                                                 -----------------------------
                                                                   2001                 2000
                                                                 ---------           ---------
               Income taxes computed at the state
                and federal statutory rate                       $ 626,863           $ 628,770
               Net operating loss carryforwards                    (26,940)           (545,397)
               Income forecast amortization of
                production costs                                    16,774             (52,617)
               Increase in allowance for sales returns             198,106                  --
               Increase in allowance for bad debts                  27,140                  --
               State income taxes                                  (41,283)                 --
               Other miscellaneous items                            19,486               2,806
                                                                 ---------           ---------

               Income Tax Expense                                $ 820,146           $  33,562
                                                                 =========           =========

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

NOTE 11- AGREEMENT AND PLAN OF MERGER

         On December 6, 2001, Reliant Interactive Media Corp. (Reliant) entered into a merger agreement with Thane International, Inc. (Thane) whereby Reliant would merge with and into a wholly owned subsidiary of Thane, Reliant Acquisition Corporation (RAC). Reliant would be the surviving corporation of the merger and become a wholly owned subsidiary of Thane. Upon completion of the merger, Reliant's shareholders will receive 0.3049459 shares of Thane common stock for each share of Reliant's common stock. In addition, all common stock options of Reliant currently outstanding will be cancelled upon completion of the merger. Collectively, the Reliant shareholders will receive approximately 10% of Thane's then outstanding stock. The merger agreement has been approved by Reliant's Board of Directors and is currently pending shareholder approval and the completion of other conditions that must be satisfied.

NOTE 12- SUBSEQUENT EVENTS

         On January 4, 2002, the Company issued 294,000 shares of its common stock for services rendered by employees and consultants. These shares were valued at the trading price of the common stock on the date the shares were authorized and issued or $1.76 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Information required by this item is included under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's Proxy Statement to be mailed for our 2002 Special Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is included under the caption "Executive Compensation" in the Company's Proxy Statement for its 2002 Special Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2002 Special Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2002 Special Meeting of stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)(1)  FINANCIAL STATEMENTS

         See the Consolidated Financial Statements in Item 8.

(A)(2)  FINANCIAL STATEMENT SCHEDULE

         Not applicable.

(A)(3)  EXHIBITS

         The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

EXHIBIT NO.
-----------
      2     Amended and Restated Agreement and Plan of Merger --- Incorporated
            by reference to Exhibit 2.1 to form 8-K, as filed with the
            Securities and Exchange Commission on December 7, 2001

    3.1     Articles of Incorporation

    3.2     Bylaws

B) REPORTS ON FORM 8-K

Two reports on Form 8-K were filed during the quarter ended December 31, 2001.

         - On November 27, 2001 it was reported that an Agreement and Plan of Reorganization was entered into on November 26, 2001 by and between us and Thane International, Inc., et al.
         - On December 7, 2001 it was reported that an Amended and Restated Agreement and Plan of Merger was entered into on December 6, 2001 by and between us and Thane International, Inc., et al.

                       WHERE YOU CAN FIND MORE INFORMATION

         We file annual, quarterly and special reports, proxy statements and other information with the Securities Exchange Commission, or the SEC. You may inspect and copy these materials at the public reference facilities maintained by the SEC at:

Judiciary Plaza                                      Citicorp Center 500
Room 1024                                            West Madison Avenue
450 Fifth Street, N.W.                               Suite 1400
Washington, D.C. 20549                               Chicago, Illinois 60661

         You may also obtain copies of these materials from the SEC at prescribed rates by writing to the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference rooms. You can also find our SEC filings at the SEC's website at www.sec.gov. Reports, proxy statements and other information about us may be inspected at the National Association of Securities Dealers, Inc. at 1735 K Street, N.W., Washington, D.C. 20006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002                 Reliant Interactive Media Corp.



                                     By:  /s/ Kevin Harrington, Chairman & CEO
                                          -------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

           SIGNATURE                                 TITLE
-----------------------------     -------------------------------------------



    /s/ Kevin Harrington
-----------------------------
        Kevin Harrington          Chairman & CEO (Principal Executive Officer)

       /s/ James Davis             Comptroller
-------------------------------    (Principal Financial and Accounting Officer)
        James Davis



      /s/ Tim Harrington (*)
-------------------------------
         Tim Harrington            President & Director



        /s/ Mel Arthur (*)
-------------------------------
           Mel Arthur              Executive Vice President & Director



    /s/ Karl E. Rodriguez (*)
-------------------------------
       Karl E. Rodriguez           Secretary & Director