Form 10-K/A
period 2001-12-31
RELIANT INTERACTIVE MEDIA CORP
filed 2002-04-30
CIK 1074082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

Commission File Number: 0-26699

Reliant Interactive Media Corp.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2007224 (I.R.S. Employer Identification No.)

2701 N. Rocky Point Dr., Suite 200, Tampa, FL (Address of principal executive offices)	33607 (Zip Code)

Registrant’s telephone number, including area code: (813) 282-1717

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $8,163,733 as of April 23, 2002 based upon the last sales price as reported on the Over the Counter Bulletin Board.

The number of shares outstanding of the Registrant’s Common Stock as of April 23, 2002 was 11,583,621 shares.

The Index to Exhibits appears on page 48 of this document. This document consists of 66 pages.

RELIANT INTERACTIVE MEDIA CORP.
2001 FORM 10-K/A ANNUAL REPORT

PART I

Item 1. Business

Forward Looking Statements

     This Report contains “forward-looking” statements regarding potential future events and developments affecting our business. Such statements relate to, among other things, (i) Our proposed Agreement and Plan of Merger with Thane International, Inc.; (ii) competition for customers for our products and services; (iii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iv) the limited market life of our products; and (v) other statements about us or the direct marketing industry.

     Our ability to predict results or the effects of any pending events on our operating results is inherently subject to various risks and uncertainties, including competition for products, customers and media access; the risks of doing business abroad; the uncertainty of developing or obtaining rights to new products that will be accepted by the market; the limited market life of the products; and the effects of government regulations. See Management’s Discussion and Analysis or Plan of Operation.

     Certain statements contained in this Annual Report on Form 10-K/A, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “intends,” “expects,” “projections,” and words of similar import, constitute “forward-looking statements.” Investors are cautioned that all forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-K/A, we may make forward-looking statements relating to our financial performance, including the following:

     Anticipated revenues, expenses and gross margins;

     Anticipated earnings;

     New product introductions; and

     Future capital expenditures.

Numerous factors could affect our actual results, including the following:

Risk Factors Related to the Business and Operations

We are a rapidly growing company, and our failure to properly manage our growth may adversely affect our business.

     Our business, financial performance and results of operations may be adversely affected if we are unable to effectively manage our existing operations or our anticipated growth. Reliant has grown significantly over the past three years, with an increase in net revenues from $21.4 million in fiscal 1999 to $167.5 million in fiscal 2001. This recent growth and our anticipated growth have placed significant demands on our management as well as on our administrative, operational and financial resources. As a result, we may not have sufficient resources to sustain and effectively manage any additional growth. The expansion of our business to take advantage of new market opportunities will require significant management expertise, attention and financial resources. To manage additional growth we will be required to:

•	Expand our sales, marketing and customer support organizations;

•	Attract and retain additional qualified personnel;

•	Invest in the development or enhancement of our current services and develop new services that meet changing industry needs; and

•	Develop systems, procedures or controls to support the expansion of our operations.

     Our growth is dependent upon our ability to meet the merchandise, timing and service demands of an expanding customer base. There can be no assurance that we will be able to continually identify and offer new merchandise that appeals to our customer base or that the introduction of new merchandise categories or new marketing or distribution strategies will be successful or profitable, or that any such efforts will achieve sustainable acceptance in the market.

We may not be successful in finding or developing and marketing new products.

     Our business operations and financial performance depends on our ability to develop or acquire the rights to new products on a consistent basis. In the direct marketing industry, the average product life cycle varies from six months to four years, based on numerous factors, including competition, product features, the distribution channels utilized, cost of goods sold and effectiveness of advertising. Less successful products have shorter life cycles. The majority of our products are brought to us by inventors and other owners, with whom we negotiate marketing agreements. The competition for marketing rights is intense and is based primarily upon proceeds to the product owner, our reputation and our commitment and ability to market the product. There can be no assurance that we will be successful in developing or acquiring rights to quality products.

     We select new products based upon management’s expertise and limited market studies. We spend between $50,000 and $350,000 to test market a product and produce an initial direct response TV program. As a result, we need to develop or acquire the rights to quality products that have sufficient margins and consumer appeal to justify their acquisition and development costs. There can be no assurance that the products we select for acquisition and marketing will generate sufficient revenues to justify their acquisition and development costs.

Our financial performance is dependent on the disproportionate success of a small group of products.

     For the past two years, approximately two-thirds of our revenues have been from sales of computer products. Less than ten products accounted for substantially all of the remainder of our revenues. Consequently, our business and results of operations are dependent on the disproportionate success of a small number of products. Our sales and profitability would be adversely affected if we are unable to develop or acquire the rights to a sufficient number of premium quality, premium priced products that satisfy our direct marketing criteria. Our current contract with Systemax Computers has expired, and we are currently in the process of negotiating a new contract with them. In the event a new contract is not completed with Systemax, then we will have to contract with an alternative supplier of computer systems to continue to make sales of this type of product. There is no assurance that we can find an alternative supplier of computers on terms and conditions that are favorable to us.

Our financial performance may be harmed if unfavorable economic conditions adversely affected consumer spending.

     The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, taxation and interest rates. Other events that adversely affect the economy, such as the terrorist acts that occurred on September 11, 2001, diminish the willingness of consumers to purchase nonessential items, such as our products. There can be no assurance that consumer spending will not be affected by adverse economic conditions, thereby adversely affecting our business, financial condition and results of operations.

We face competition from many other types of companies for customers.

     The markets for our merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. There are no significant barriers to entry in the direct marketing industry. Within each of our merchandise categories we have significant competitors and may face increased competition from new entrants or existing competitors who focus on market segments currently served by us. These competitors include large and small retailers, other direct marketing companies, including some with direct response television programs, and international competitors. Some of the large retail operations have recently begun, or indicated that they intend to begin, selling products through direct response marketing methods. Many of these competitors are larger and have significantly greater financial, marketing and other resources than we do. Increased direct response marketing programs by our competitors may adversely affect response rates to our own direct response television marketing, which would directly affect our margins. There can be no assurance that we will be able to maintain or increase our market share in the future. Any failure of our business to compete successfully would materially and adversely affect our financial condition and results of operations.

We may not be able to respond in a timely and cost effective manner to changes in consumer preferences.

     Our merchandise is subject to changing consumer preferences. A shift in consumer preferences away from the merchandise that we offer could have a material adverse effect on our business, financial condition and results of operations. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and there can be no assurance that we will respond in a timely or effective manner. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of our products, significant markdowns or write-offs of inventory, increased merchandise returns, and lower margins, which would have a material adverse effect on our business, financial condition and results of operations.

Our business would be harmed if our third party manufacturers and service providers are unable to deliver products or provide services in a timely and cost effective manner.

     Substantially all of our products are manufactured by other companies, primarily in the Far East. In addition, we utilize other companies to fulfill orders placed for our products and to provide telemarketing services. If our suppliers are unable, either temporarily or permanently, to deliver products or provide services to us or our customers in a timely and cost effective manner, it could have an adverse effect on our business, financial condition and results of operations. Since the period of time between the development of a product by our product development department until the first sale of such product is typically short, it is critical that our product manufacturers quickly produce high-quality, reasonably priced products for us to sell. However, because our primary product manufacturers are foreign companies which require longer lead times for products, any delay in production or delivery would adversely affect sales of the product and our business, financial condition and results of operations.

Our financial performance would be harmed if we suffer disruptions in our ability to fulfill orders.

     Our ability to provide effective customer service, efficiently fulfill orders and distribute merchandise depends, to a large degree, on the efficient and uninterrupted operation of the manufacturing and related call centers, distribution centers, management information systems run by third parties and on the timely performance of other third parties such as shipping companies and the United States Postal Service. Any material disruption or slowdown in our manufacturing, order processing or fulfillment systems resulting from strikes or labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, adverse weather conditions or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments that would result in a reduction of net sales and could mean increased administrative and shipping costs. Our success depends in part on our maintaining high quality customer service and any failure to do so could adversely affect our business, financial condition or results of operations.

We may not be adequately protected against infringement of our intellectual property rights.

     We regard our service marks, trademarks, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality, license and other agreements with employees, customers, strategic partners and others to protect our proprietary rights, and have also pursued and applied for the registration of our trademarks and service marks in the United States. The steps we have taken to protect our intellectual property may not be adequate, and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products are sold. Our inability to adequately protect our intellectual property rights could have an adverse effect on our business, financial condition or results of operations.

We may become subject to liability for infringing third-party intellectual property rights.

     From time to time we receive allegations that claim we have infringed on third-party intellectual property rights. On occasion we have agreed to refrain from selling some merchandise at the request of third parties alleging infringement. To date, these claims have not had a material adverse effect on our business. However, future infringement claims, if directed at key items of our merchandise or our material intellectual property, could have a material adverse effect on our business, financial condition or results of operations.

We may experience merchandise returns or warranty claims in excess of our expectations.

     As part of our customer service commitment, we maintain a liberal merchandise return policy that allows customers to return any merchandise, virtually at any time and for any reason, and regardless of merchantable condition. In addition, we offer warranties on all of our products. We make allowances in our financial statements for anticipated merchandise returns and warranty claims based on historical return rates. There can be no assurance that actual merchandise returns and warranty claims will not exceed our allowances. In addition, because our allowances are based on historical return rates, there can be no assurance that the introduction of new merchandise, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns and warranty claims, or merchandise returns and warranty claims that exceed our allowances, could adversely affect our business, financial condition and results of operations.

We must be able to acquire and effectively use media time to sell products and build customer awareness and brand loyalty.

     We must have access to media time to televise our direct response television programming on cable and broadcast networks, network affiliates and local stations. We purchase a significant amount of media time from cable television and satellite networks, which assemble programming for transmission to cable system operators. If demand for airtime increases, cable system operators and broadcasters may limit the amount of time available for these broadcasts. Larger multiple cable system operators also sell “dark” time, (i.e., the hours during which a network does not broadcast its own programming) to third parties which may cause prices for such media to rise. Significant increases in the cost of media time or significant decreases in the available access to media could adversely affect our business, financial condition and results of operations. In addition, periodic world events may limit our access to air time and reduce the number of persons viewing our direct response programming in one or more markets, which would adversely affect our business, financial condition and results of operations for these periods.

     Recently, international media suppliers have begun to negotiate for fixed media rates and minimum revenue guarantees, each of which increase our cost of media and risk. In addition to acquiring adequate amounts of media time, our business depends on our ability to manage efficiently our purchases of media time, by analyzing the need for, and making purchases of, long term media and spot media. We must also properly allocate our available airtime among our current library of direct response television programs. If we cannot use all of the media time we have acquired, we attempt to sell our excess media time to others. However, we cannot assure you that we will be able to use or sell any excess media time. Whenever we make advance purchases and commitments to purchase media time, we must manage the media time effectively, because the failure to do so could adversely affect our business, financial condition and results of operations.

Our international operations make us susceptible to global economic factors and foreign legal issues, business practices and currency fluctuations.

     Substantially all of the merchandise we sell is manufactured overseas by third parties. Although only an insignificant portion of our revenues were derived from sales to our international distributors and strategic partners, our international operations are subject to particular risks, including:

•	Effects of possible adverse political and economic conditions;

•	Fluctuations in the value of the U.S. dollar relative to other currencies and among foreign currencies;

•	Potentially adverse tax consequences;

•	Effects of the policies of the United States and foreign governments on foreign trade;

•	Reduced protection for intellectual property rights in some countries;

•	Unexpected changes in regulatory requirements; and

•	Cost of adapting our marketing to foreign markets.

     If we do not realize the expected results from international operations, it could adversely affect our business, financial condition and results of operations.

Thane’s existing stockholders will have substantial control over our business after the merger.

     Thane’s existing stockholders, in the aggregate, will beneficially own approximately 90.0% of our fully diluted shares of voting stock after the merger, with H.I.G. Direct Marketing Holdings, Inc. and H.I.G. KPI, Inc. collectively owning approximately 58.0% of our fully diluted shares. As a result of its ownership, the H.I.G. entities will have the ability to elect a majority of our board of directors and control the outcome of all stockholders’ votes, including votes concerning directors, elections, charter and bylaw amendments, and possible mergers, corporate control contests, and other significant corporate transactions. This concentration of stock ownership could have the effect of preventing or delaying a change of control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could harm the market price of our common stock or prevent our stockholders from realizing a takeover premium over the market price for their shares of common stock.

We will have anti-takeover defense provisions in our certificate of incorporation and bylaws that may deter potential acquirors and depress our stock price.

     Our certificate of incorporation and bylaws will contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions:

•	divide our board of directors in three classes, each of which serve “staggered” three year terms;

•	authorize our board of directors to issue “blank check” preferred stock and determine the powers, preferences and privileges of those shares without prior stockholder approval;

•	prohibit the right of our stockholders to act by written consent;

•	limit the calling of special meetings of stockholders; and

•	impose a requirement that holders of 80.0% of the outstanding shares of common stock are required to amend the provisions relating to director classification, actions by written consent of stockholders and the limitations of calling special meetings.

     Our debt instruments may also contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.

Risk Factors Related to the Merger

We may face challenges in integrating Thane, Reliant and Krane and may not realize the expected benefits of the merger.

     The full benefits of the merger will require the integration of Thane’s, Reliant’s and Krane’s administrative, finance, sales and marketing organizations, the coordination of Thane’s, Reliant’s and Krane’s sales efforts and the implementation of appropriate operational, financial and management systems and controls. This will require substantial attention from the senior management teams of Thane, Reliant and Krane, which have limited experience integrating the operations of companies of the size of Thane, Reliant and Krane and whose members have not worked together previously as one team. The diversion of management attention, as well as any other difficulties that may be encountered in the transition and integration process, could have an adverse effect on our business, financial condition or results of operations. There can be no assurance that we will be able to integrate the operations of Thane, Reliant and Krane successfully.

Certain Reliant officers have conflicts of interest that may influence them to support or approve the merger agreement and the merger.

     Some of the executive officers of Reliant have interests in the merger that are different from, or are in addition to, your interests as a Reliant stockholder. In particular, Messrs. Kevin Harrington, Timothy Harrington and Mel Arthur will enter into new employment agreements with Reliant effective as of the closing date of the merger. In addition to providing an annual compensation increase of $50,000 to each of these executives, the employment agreements provide for:

•	closing date cash signing bonuses in an aggregate amount of $3.5 million;

•	incentive compensation equal to an aggregate of 10% of Reliant’s earnings in excess of certain earnings targets; and

•	up to 1,859,145 options in the aggregate, with a strike price of $.001 per share over a three year period if Reliant’s earnings meet certain earnings targets.

     As a result, these executive officers could be more likely to support the merger, and the board of directors of Reliant could be more likely to vote to approve the merger, than if they did not hold these interests. You should consider whether these interests may have influenced these executive officers to support the merger.

There has been no prior public market for the Thane common stock, and therefore Reliant stockholders cannot be certain of the market value of the Thane common stock they will receive in the merger.

     Prior to the merger, there has been no public market for the Thane common stock and there can be no assurance that an active market for the Thane common stock will develop or continue after the closing of the merger. Accordingly, no assurance can be given as to the liquidity of the market for the Thane common stock or the price at which any sales of shares of Thane common stock may occur in the future. The price for the Thane common stock will depend, in part, upon a number of factors beyond the control of Thane, including:

•	liquidity of the market for the Thane common stock;

•	changes in conditions or trends in Thane’s industry or publicly traded comparable companies;

•	adverse publicity which Thane may suffer; and

•	general economic and other conditions.

Shares of Thane common stock eligible for public sale after this offering could harm our stock price.

     Sales of a substantial number of shares of Thane common stock in the public market after this offering could depress the market price of Thane common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

     Upon the consummation of the merger, there will be approximately 35,323,784 shares of Thane common stock outstanding, of which approximately 1,422,406 shares will be freely tradeable in the public market. In addition, 29,253,248 shares of Thane common stock may be sold by affiliates of Thane in the public market, subject to the limitations and restrictions contained in Rule 144 of the Securities Act.

     The 2,214,272 shares of Thane common stock issued to certain officers of Reliant upon the consummation of the merger will be subject to one year lock-up agreements. Upon the expiration of such lock-up agreements, such shares will be available for sale in the public market, subject to the Rule 144 limitations and restrictions. Holders of 2,385,870 shares of Thane common stock that will be issued in connection with the Krane merger will not be able to sell their shares in reliance on Rule 144 until after the first anniversary of the closing of the Krane merger.

Reliant did not obtain an independent valuation of Thane or a fairness opinion regarding the price of Thane common stock.

     In connection with the merger Reliant has not obtained an independent valuation of Thane or a fairness opinion with respect to the value of Thane common stock. Accordingly, no assurance can be given as to the value of the Thane common stock that the Reliant stockholders will receive in the merger.

If the aggregate fair market value of the Thane common stock issued to the Reliant stockholders is less than $14.0 million, the merger might not qualify as a tax-free reorganization.

     As a result of the federal tax rules that govern whether the merger will qualify as a tax-free reorganization, if the aggregate fair market value of the Thane common stock issued to the Reliant stockholders is less than $14.0 million, the merger might not qualify as a tax-free reorganization. The aggregate fair market value of the Thane common stock issued to the Reliant stockholders will be based on the public trading price of the Thane common stock on the date of the merger. No assurance can be given that such trading price will fully reflect Reliant’s market capitalization, which was approximately $24.9 million as of March 28, 2002.

If the merger does not qualify as a tax-free reorganization, Reliant stockholders that exchange their Reliant common stock for Thane common stock pursuant to the merger will generally recognize gain or loss for federal income tax purposes.

We describe certain of these and other key risk factors elsewhere in this Form 10-K/A. Readers are further cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K/A. We undertake no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this Form 10-K/A or to reflect the occurrence of unanticipated events.

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

     We have entered into an Agreement and Plan of Merger with Thane International, Inc. If this merger is completed as expected, then this may have a material effect on our future business operations. Information pertaining to our proposed merger with Thane International Inc. may be found in the registration statement filed by Thane with the Securities and Exchange Commission on Form S-4, as amended.

Business Strategies

     Our current operating strategies are to (i) develop a product portfolio consisting of traditional consumer products, (ii) sell our products through low-cost, quickly produced direct response TV programs, (iii) generate incremental sales through additional distribution channels, and (iv) out-source manufacturing, order processing, fulfillment and a substantial portion of our media buying. Our operating strategies may change pending the completion of the proposed merger with Thane.

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

     Additional Distribution Channels. We increase revenues for our products through our Internet websites and our arrangement with the home shopping network, QVC. We believe that expanding our distribution channels is a key component of our future growth strategy.

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

     Current Products: Our products that launched in 2001 included the Thunderstick Pro hand mixer, the Flavorwave Oven and the following computer systems: AMD Athlon 1Ghz, AMD 1.2 Ghz, IBM Thinkpad, a closeout model for Gateway Computers, AMD 1.2 Ghz (version 2), AMD Athlon 1.4 Ghz, Gateway 667, Gateway 667 (Version 2) and AMD 1700.

     Traditional Consumer Products. We market consumer products in a variety of categories. Some of our most significant products include: Pest Offense, a chemical free, environmentally friendly pest control device that works by creating an intermittent signal in the electrical wiring of any dwelling that repels various types of pest while remaining safe for humans and most common household pets; the Flavorwave Oven, a combination infrared and convection oven that cooks food evenly from the inside out faster than a microwave oven; and the Thunderstick and Thunderstick Pro Mixers, each a powerful handheld blender/food processor that can be used to replace a variety of counter top appliances, including mixers, juicers and coffee grinders. In the year 2002 we have launched a show for Chopper Magic, a hand operated multiple-purpose food chopper.

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

Channels of Distribution

     We primarily distribute our products through thirty-minute direct response TV programs. We increase revenues per product by selling our products through additional channels, including QVC, the Internet and a newly opened office in the United Kingdom. Our growth strategy is to expand our existing, and add new, channels of distribution.

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

     Home Shopping Channel. We have an agreement with the QVC television network that allows us from time to time to sell merchandise on QVC’s home shopping channel. Our relationship with QVC allows us to market products to different demographic groups on a cost effective basis and enhances product credibility, customer awareness and brand loyalty. It also allows us to test products prior to incurring the expense of producing a direct response TV program. In the year 2000, we generated revenues of less than $1 million through QVC, and in the year 2001 less than $600,000 in revenues.

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

Operations

     Product selection. Our in-house product development team researches, develops and analyzes product concepts. We augment our product development activities through relationships with third party product owners. We review over 1,000 products per year to determine economic viability and marketability. We evaluate a product based on its (i) suitability for television demonstration and explanation (ii) perceived value, (iii) availability of supply, and (iv) potential gross margin. We review product concepts from inventors, suppliers, trade shows, industry conferences, manufacturers and consumer product companies. We differentiate products according to three acquisition models: products acquired from owners or inventors, in-house developed products, and distribution partnerships. We believe that we have a competitive advantage in attracting products as a result of the successful track record and experience of our management as well as our ability to produce low-cost direct response TV programs in a short period of time.

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

     Test marketing. Following production of a direct response TV program, we will test the program in specific time slots on both national cable networks and targeted broadcast stations. If a direct response TV program achieves acceptable results, as defined by customer orders per cost of media, we will typically air the program on a rapidly increasing schedule on cable networks and broadcast channels. During this initial phase, we may modify the creative presentation of the direct response TV program and/or the pricing. We typically adjust the frequency of a program’s airing to maximize profitability of all of its products being marketed at a given time. In the year 2000, we produced 26 direct response TV programs, of which 22 were tested and 11 were rolled-out nationally and in the United Kingdom, as compared to the 23 shows produced in 2001 that also resulted in 11 shows being rolled out..

     Product manufacturing. We typically invest in inventory only after it successfully test markets a product. We then purchase inventory of a product against one month’s anticipated sales. We believe that our experience in managing product inventory is a competitive advantage that allows us to avoid stock-outs, minimize delivery time to the consumer and curtail inventory risk. We typically purchase our products from manufacturers in Asia.

     Media purchasing. We purchase media time either through media buying agencies or its in-house staff. We make short-term commitments (two weeks to three months) to purchase cable television time from cable networks and media representatives. We also purchase broadcast television time, primarily in thirty-minute segments, from network affiliates and independent stations based on cost and availability of broadcast time. We believe that our ability to purchase media time at a price that allows us to sell sufficient product quantities at targeted gross margins is a critical component of its operations. In fiscal 2000, we spent $24.1 million on media purchases, compared to the $29.9 million spent to date in fiscal 2001.

     Order processing. We outsource our order processing to West Corporation for traditional consumer products and Tiger Direct, Inc. for computer systems. Order processing consists of in-bound call centers that answer toll-free calls from consumers responding to our direct response TV programs. The in-bound call center will capture a customer’s information, including telephone number, shipping address and credit card number, and electronically transmit orders to our order fulfillment contractors to ship the product.

     Order fulfillment. We contract with three third-party fulfillment centers to receive, inspect, store, package and ship its products and process returns. The fulfillment centers primarily utilize bulk shippers to deliver products to customers in the U.S. In certain instances, such as computer sales, the manufacturer ships orders directly to the customer.

     Customer service. We provide customer service through third-party contractors to respond to customer inquiries and process product returns. We typically offer an unconditional 30-day money back return policy to its customers. Our products are typically covered by manufacturer warranties.

Competition

     The direct marketing industry is large and highly fragmented, with the majority of industry sales generated by single product and single channel companies. We define our primary competition as multi-product direct response TV companies. Consequently, we believe our primary competitors include American Telecast, Direct Focus, Tristar Products, AMS Direct and Ronco, all of which currently market several successful products primarily through direct response TV programs. We also competes directly with multi-channel and multi-product direct marketing companies such as Thane, Guthy-Renker and Good Times Entertainment Limited, each of whom market their products in the U.S. through direct response TV, retail, the Internet and other wholesale channels. Additionally, there are a number of direct marketing companies that market their products primarily through catalogs, such as Land’s End and Spiegel, Inc.

     We face significant competition within each of its merchandise categories, including large and small retailers and other domestic direct marketing companies. Many of the large retailers also sell their products through other channels such as the Internet and catalogs. We compete with a variety of consumer product companies and retailers, many of which have substantially greater financial, marketing and other resources than Reliant.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

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

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data presented below for each of the years in the three-year period ended December 31, 2001 and the selected consolidated balance sheet data presented below as of December 31, 2000 and 2001 have been derived from the audited consolidated financial statements of the company included elsewhere in this report. The data presented below should be read in conjunction with our financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION OF RELIANT
(In thousands, except other operating and financial data)

	Years Ended
	December 31,

	1998	1999	2000	2001

Statement of Income Data Total revenues	$120	$21,442	$100,076	$167,539

Cost of Sales, including selling expenses	455	18,188	93,491	156,109
General and administrative expenses(2)	834	4,537	4,884	10,005
Depreciation and amortization	7	14	23	42
Total costs and expenses	1,296	22,739	98,398	166,156

Income (loss) from operations	(1,176)	(1,297)	1,678	1,383

Interest expense, net	(8)	(37)	(86)	(31)
Minority interest and other income (expense)	49	0	0	239

Income (loss) before income taxes	(1,135)	(1,334)	1,592	1,591

Provision for income taxes	0	0	34	820

Net Income (Loss)	$(1,135)	$(1,334)	$1,558	$771

Balance Sheet Data (end of period):

Cash and cash equivalents	$122	$26	$299	$1,217
Working capital (deficit)	30	(71)	2,341	6,058
Total assets	335	2,863	6,466	11,336
Total debt	127	605	1,317	275

Total stockholders’ equity	129	683	3,710	6,893

Statement of Cash Flow Data Net Cash Provided By (Used) in Operating Activities	$(998)	$(1,502)	$(1,130)	$1,644
Net Cash Used in Investing Activities	(71)	(11)	(43)	(179)
Net Cash Provided By (Used) in Financing Activities	981	1,417	1,446	(547)
Net Increase (Decrease) in Cash and Cash Equivalents	$(88)	$(96)	$273	$918

Other Operating and Financial Data:
EBITDA (3)	$(1,169)	$(1,283)	$1,701	$1,425
Non-recurring, non-cash compensation (2)	0	198	734	2,423
Adjusted EBITDA (4)	(1,169)	(1,085)	2,435	3,848
Capital expenditures (000’s)	51	11	43	37
Total costs and expenses as a percentage of total revenues(2)	1080.00%	106.05%	98.32%	99.17%
EBITDA as a percentage of total revenues (3)	(974.17)%	(5.98)%	1.70%	0.85%
Adjusted EBITDA as a percentage of total revenues (4)	(974.17)%	(5.06)%	2.43%	2.30%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     The following table presents certain financial data as a percentage of total revenues:

	FOR THE YEARS ENDED
	DECEMBER 31,

	2001	2000	1999

Total revenues	100.00%	100.00%	100.00%
Cost of sales	87.00%	82.34%	73.07%
Gross profit	13.00%	17.66%	26.93%
Operating expenses
Depreciation and amortization	0.02%	0.02%	0.06%
General and administrative	4.53%	4.15%	15.86%
Selling and marketing	5.77%	9.97%	14.79%
Royalties	0.41%	1.11%	1.34%
Stock bonus compensation	1.45%	0.73%	0.93%
Total Operating Expenses	12.18%	15.98%	32.98%
Operating income (loss)	0.82%	1.68%	(6.05)%

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

     Gross profit for the year ended December 31, 2001 of $21.8 million increased 23.3% when compared to gross profit of $17.7 million last year. Gross profit percentage of 13.00% for the year ended December 31, 2001 decreased from the 17.66% for the year ended December 31, 2000. This decrease in the percentage of gross profit is attributed to the lower margins on computer sales.

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

     In the first quarter ended March 31, 2001, we recognized a $2.4 million stock bonus compensation expense attributable to certain stock bonuses earned by management under the terms of their employment agreements. Due to the fact that management agreed to revise their employment contracts effective at the end of the first quarter of this year, no additional bonuses can be earned based upon our total revenues. Please see notes 3 and 4 to the enclosed for our Consolidated Financial Statements.

     Operating income for the year ended December 31, 2001 was $1.38 million. This compares to operating income of $1.68 million for the year ended December 31, 2000. The primary reason for the decrease in operating income for the year ended December 31, 2001 was the $2.4 million stock bonus compensation expense, discussed above, recognized in the first quarter of 2001. When adding back the $2.4 million non-cash compensation charge to the year ended December 31, 2001, and adding back the $0.7 million non-cash compensation charge to the year ended December 31, 2000, operating income for 2001 was $3.8 million, a 57.7% increase over operating income of $2.4 million for the year ended December 31, 2000.

     For the year ended December 31, 2001, income before income taxes was $1.587 million compared to $1.592 million for the year ended December 31, 2000. Net income for 2001 was $0.77 million, or $0.07 per share, compared to $1.56 million, or $0.22 per share in 2000. The primary reason for the decrease in net income was income tax expense of $0.82 million in 2001. The year ended December 31, 2000 had only $34,000 of income tax expense due to net operating loss carry forwards from prior years.

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

     For the year ended December 31, 2001 the net cash provided by operating activities was $1.6 million as compared to net cash (used in) operating activities of $(1.1) million last year. Net cash (used in) investing and financing activities was $726,493 for the year ended December 31, 2001 as compared to net cash provided by investing and financing activities of $1.4 million for the year ended December 31, 2000.

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

     In addition to relying on cash flow from operations for short term liquidity, management believes that we must seek additional sources of financing in order to expand the future operations of the business. Although our Company believes that additional sources of debt and equity financing are available, it cannot at this time determine our future impact on operations or earnings per share.

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     To date, we have invested cash with banks and in highly liquid debt instruments purchased with maturity dates of three months or less. Our bank deposits may exceed federally insured limits, and there is risk of loss of the entire principal with any debt instrument.

Item 8. Consolidated Financial Statements and Supplementary Financial Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reliant Interactive Media Corp. Consolidated Financial Statements	21
Independent Auditors’ Report	23
Consolidated Balance Sheets as of December 31, 2000 and 2001	24
Consolidated Statements of Operations for the three years ended December 31, 2001	26
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2001	28
Consolidated Statements of Cash Flows for the three years ended December 31, 2001	29
Notes to Consolidated Financial Statements	21

RELIANT INTERACTIVE MEDIA CORP.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

CONTENTS

Independent Auditors’ Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Reliant Interactive Media Corp.
Tampa, Florida

     We have audited the accompanying consolidated balance sheets of Reliant Interactive Media Corp. at December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/	HJ & Associates, LLC Salt Lake City, Utah March 11, 2002

RELIANT INTERACTIVE MEDIA CORP.
Consolidated Balance Sheets

ASSETS

	December 31,

	2001	2000

CURRENT ASSETS

Cash and cash equivalents (Note 1)	$1,216,625	$298,734
Restricted cash (Note 1)	1,253,326	1,868,254
Accounts receivable, net (Note 1)	1,598,210	394,298
Receivables – other (Note 3)	4,793,200	1,505,201
Inventory (Note 1)	1,297,587	812,416
Prepaid expenses and advances	342,962	217,670

Total Current Assets	10,501,910	5,096,573

PROPERTY AND EQUIPMENT (Note 1)

Production machines and equipment	78,525	36,625
Office furniture and computer equipment	181,569	50,792
Leasehold improvements	43,457	37,239

Total Property and Equipment	303,551	124,656
Less: Accumulated depreciation	(88,289)	(47,032)

Net Property and Equipment	215,262	77,624

OTHER ASSETS

Deposits and other assets	42,927	67,112
Production costs (Note 1)	576,281	1,224,648

Total Other Assets	619,208	1,291,760

TOTAL ASSETS	$11,336,380	$6,465,957

The accompanying notes are an integral part of these financial statements.

RELIANT INTERACTIVE MEDIA CORP.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2001	2000

CURRENT LIABILITIES
Accounts payable	$1,121,424	$845,102
Accrued expenses	1,303,583	112,806
Income taxes payable (Note 10)	794,396	33,562
Allowance for sales returns (Note 1)	949,161	447,626
Notes payable – current portion (Note 6)	—	954,092
Notes payable – related parties (Note 5)	275,000	362,500

Total Liabilities	4,443,564	2,755,688

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS’ EQUITY

Common stock: 50,000,000 shares authorized of $0.001 par value, 11,289,621 and 7,348,821 shares issued and outstanding, respectively	11,290	7,349
Additional paid-in capital	7,119,951	4,712,636
Other comprehensive income	4,432	—
Accumulated deficit	(242,857)	(1,009,716)

Total Stockholders’ Equity	6,892,816	3,710,269

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,336,380	$6,465,957

The accompanying notes are in integral part of these financial statements.

RELIANT INTERACTIVE MEDIA CORP.

Consolidated Statements of Operations

	For the Years Ended
	December 31,

	2001	2000	1999

NET SALES	$167,539,215	$100,076,236	$21,442,009
COST OF SALES	145,753,067	82,401,085	15,666,658

GROSS PROFIT	21,786,148	17,675,151	5,775,351

OPERATING EXPENSES
Depreciation and amortization	41,779	22,940	13,834
General and administrative	7,582,576	4,148,760	3,401,580
Selling and marketing	9,674,201	9,976,852	3,171,170
Royalties	681,603	1,113,439	287,724
Stock bonuses and compensation	2,422,756	734,726	198,000

Total Operating Expenses	20,402,915	15,996,717	7,072,308

OPERATING INCOME (LOSS)	1,383,233	1,678,434	(1,296,957)

OTHER INCOME (EXPENSES)
Interest expense	(40,566)	(93,059)	(37,377)
Interest income	10,045	6,449	524
Loss on exchange rate	(13,523)	—	—

Total Other Income (Expenses)	(44,044)	(86,610)	(36,853)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND INCOME TAXES	1,339,189	1,591,824	(1,333,810)

EXTRAORDINARY ITEM
Gain on settlement of debt	247,816	—	—

Total Extraordinary Item	247,816	—	—

INCOME (LOSS) BEFORE INCOME TAXES	1,587,005	1,591,824	(1,333,810)
INCOME TAXES (Note 10)	820,146	33,562	—

NET INCOME (LOSS)	766,859	1,558,262	(1,333,810)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	4,432	—	—

NET COMPREHENSIVE INCOME (LOSS)	$771,291	$1,558,262	$(1,333,810)

The accompanying notes are an integral part of these financial statements.

RELIANT INTERACTIVE MEDIA CORP.

Consolidated Statements of Operations (Continued)

	For the Years Ended
	December 31,

	2001	2000	1999

BASIC INCOME (LOSS) PER SHARE
Income (Loss) before extraordinary item	$0.05	$0.23	$(0.25)
Extraordinary item	0.02	—	—

Total Income (Loss) Per Share	$0.07	$0.23	$(0.25)

DILUTED INCOME (LOSS) PER SHARE (Note 9)	$0.07	$0.22	$(0.25)

The accompanying notes are an integral part of these financial statements.

RELIANT INTERACTIVE MEDIA CORP.
Consolidated Statements of Stockholders’ Equity

	Additional		Other
Common Stock	Paid-In		Comprehensive
	Accumulated
	Shares	Amount	Capital	Income	Deficit

Balance, December 31, 1998	3,373,570	$3,374	$1,359,985	$—	$(1,234,168)
Common stock issued for cash	1,098,000	1,098	938,902	—	—
Common stock issued for services	338,700	338	197,662	—	—
Fractional shares issued in the reverse stock split		—	—	—
Common stock issued for acquisition of TPH Marketing, Inc.	1,500,000	1,500	748,500
Net loss for the year ended December 31, 1999					(1,333,810)

Balance, December 31, 1999	6,310,271	6,310	3,245,049	—	(2,567,978)
Capital withdrawals	—	—	(166,100)	—	—
Common stock issued for services	538,550	539	734,187	—	—
Common stock issued for cash	500,000	500	999,500	—
Stock offering costs	—	—	(100,000)	—	—
Net income for the year ended December 31, 2000					1,558,262

Balance, December 31, 2000	7,348,821	7,349	4,712,636		(1,009,716)
Common stock issued for services	53,300	53	42,503
Common stock issued for bonuses	3,900,000	3,900	2,376,300
Common stock cancelled in exchange for forgiving advance	(12,500)	(12)	(11,488)
Currency translation adjustment				4,432
Net income for the year ended December 31, 2001					766,859
Balance, December 31, 2001	11,289,621	$11,290	$7,119,95	$4,432	(242,857)

The accompanying notes are an integral part of these financial statements.

RELIANT INTERACTIVE MEDIA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$766,859	$1,558,262	$(1,333,810)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	41,779	22,940	13,834
Currency translation adjustment	4,432	—	—
Gain on settlement of debt	(247,816)	—	—
Amortization of production costs	1,526,895	922,738	458,934
Allowance for bad debts	68,709	9,457	64,967
Allowance for sales returns	501,535	(15,051)	462,677
Loss on disposal of assets	—	26,668	—
Loss on purchase of subsidiary	—	—	750,000
Common stock issued for services and bonuses	2,422,756	734,726	198,000
Changes in assets and liabilities:
Restricted cash	614,928	(884,459)	(983,795)
Accounts receivable	(1,566,615)	(403,755)	(64,967)
Accounts receivable – other	(3,287,999)	(705,125)	(800,076)
Inventory	(485,171)	(754,654)	(30,420)
Deposits	23,663	(4,339)	—
Prepaids and advances	(136,792)	22,381	(290,051)
Production costs	(878,528)	(1,540,220)	(980,798)
Accounts payable	324,138	(99,824)	871,734
Accrued expenses	1,190,777	(53,987)	161,375
Income taxes payable	760,834	33,562	—

Net Cash Provided (Used) in Operating Activities	1,644,384	(1,130,680)	(1,502,396)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(178,895)	(42,739)	(10,700)

Net Cash Used in Investing Activities	(178,895)	(42,739)	(10,700)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable – related parties	—	2,344	475,000
Payments on notes payable – related parties	(87,500)	—	(202,344)
Proceeds from notes payable	—	954,092	200,000
Payments on notes payable	(460,098)	(112,439)	(127,561)
Line of credit, net	—	(132,148)	132,148
Proceeds from issuance of common stock	—	1,000,000	940,000
Stock offering costs	—	(100,000)	—
Capital withdrawals	—	(166,100)	—

Net Cash Provided (Used) by Financing Activities	$(547,598)	$1,445,749	$1,417,243

The accompany notes are in integral part of these financial statements.

RELIANT INTERACTIVE MEDIA CORP.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,

	2001	2000	1999

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$917,891	$272,330	$(95,853)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	298,734	26,404	122,257

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,216,625	$298,734	$26,404

Cash payments for:
Income taxes	$25,750	$—	$—
Interest	$13,152	$17,957	$22,439
Supplemental schedule of non-cash financing and investing activities:
Common stock issued for services and bonus compensation	$2,422,756	$734,726	$198,000
Common stock issued for subsidiary	$—	$—	$750,000
Common stock canceled as payment on advance receivable	$11,500	$—	$—

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

Newly Issued Accounting Pronouncements

SFAS No.’s 141 and 142 – In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

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

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the “reporting unit” to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

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

SFAS No. 143 - On August 16, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company’s consolidated financial statements, when it becomes effective, will not be significant.

RELIANT INTERACTIVE MEDIA CORP.
Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued Accounting Pronouncements (Continued)

SFAS No. 144 – On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.”

SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company’s consolidated financial statements, when it becomes effective, will not be significant.

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

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

Production Costs

Production costs consisted of the following:

	December 31,

	2001	2000

Production costs of infomercials	$1,368,551	$2,351,198
Production costs of tv shows	—	52,430

Subtotal	1,368,551	2,403,628
Less: accumulated amortization	(792,270)	(1,178,980)

Net production costs	$576,281	$1,224,648

Production costs include various costs incurred by the Company to produce an infomercial in which the Company’s products are marketed. These costs are amortized over the estimated revenue stream, not to exceed 18 months. The production costs begin amortizing when they begin broadcasting. Each product that has production costs is evaluated on a quarterly basis for the recoverability of those costs. Production costs of products that are no longer being sold are fully expensed in the year that sales cease. Amortization expense relating to prepaid advertising was $1,526,895, $922,738 and $458,934 for the years ended December 31, 2001, 2000, 1999, respectively.

RELIANT INTERACTIVE MEDIA CORP.
Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit Risks

The Company maintains its cash accounts primarily in one bank in Florida. The Federal Deposit Insurance Corporation (FDIC) insures accounts to $100,000. The Company’s accounts occasionally exceed the insured amount. The Company also maintains a cash account in Great Britain. The funds held in this foreign account are not FDIC insured.

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

Other Comprehensive Income

The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, other comprehensive income consists of foreign currency translation adjustments. Total other comprehensive income was $4,432, $-0- and $-0- for the years ended December 31, 2001, 2000 and 1999 respectively.

NOTE 2 -	COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into an amended employment agreement with Kevin Harrington, CEO of the Company. Mr. Harrington will receive an annual salary of $250,000. In addition, Mr. Harrington shall receive 100,000 shares of the Company’s common stock for each $10,000,000 in sales of the Company with a maximum of 1,500,000 shares to be issued. However, none of these shares shall be earned or issued until the Company’s sales exceed an aggregate of $125,000,000 beginning from January 1, 1999. During 2001, the Company reached and exceeded $150,000,000 in sales beginning from January 1, 1999 and as a result, Mr. Harrington received 1,500,000 shares of common stock. The shares were valued at the market value of the stock on the date the shares were earned. The employment agreement ends on December 15, 2005.

The Company has entered into an amended employment agreement with Tim Harrington, President of the Company. Mr. Harrington will receive an annual salary of $250,000. In addition, Mr. Harrington shall receive 100,000 shares of the Company’s common stock for each $10,000,000 in sales of the Company with a maximum of 1,500,000 shares to be issued. However, none of these shares shall be earned or issued until the Company’s sales exceed an aggregate of $125,000,000 beginning from January 1, 1999. During 2001, the Company reached and exceeded $150,000,000 in sales beginning from January 1, 1999 and as a result, Mr. Harrington received 1,500,000 shares of common stock. The shares were valued at the market value of the stock on the date the shares were earned. The employment agreement ends on December 15, 2005.

The Company has entered into an employment agreement with Mel Arthur, Executive Vice President of the Company. Mr. Arthur will receive an annual salary of $250,000. In addition, Mr. Arthur shall receive 100,000 shares of the Company’s common stock for each $10,000,000 in sales of the Company with a maximum of 900,000 shares to be issued. However, none of these shares shall be earned or issued until the Company’s sales exceed an aggregate of $125,000,000 beginning from January 1, 1999. During 2001, the Company reached and exceeded $125,000,000 in sales beginning from January 1, 1999 and as a result, Mr. Arthur received 900,000 shares of common stock. The shares were valued at the market value of the stock on the date the shares were earned. The employment agreement ends on December 15, 2005.

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

Office Lease

The Company entered into a five (5) year non-cancelable office lease beginning March 1, 2000. Payments are currently $15,550 per month through February 2002 and increase to $16,198 in March 2002. Future minimum lease payments under the lease are as follows:

Year ending	Operating
December 31,	Lease

2002	$193,079
2003	200,854
2004	208,629
2005	34,988

Total lease payments	$637,550

NOTE 3 -	RECEIVABLES-OTHER

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

On May 3, 1999, the Company acquired TPH Marketing, Inc. (TPH). TPH’s two (2) shareholders are the Company’s CEO and his brother, making this a related party transaction. The Company acquired 100% of TPH and TPH became a wholly-owned subsidiary. The Company issued 1,500,000 post-split shares of its common stock in the acquisition. The shares were valued at $750,000 or $0.50 per share, the market price of the stock at the time of the acquisition. TPH had no financial statements or assets and liabilities at the time of acquisition. The essence of the arrangement was to provide Kevin Harrington and Tim Harrington additional compensation in the form of common stock through the purchase of TPH. As a result, the shares are being shown as issued for compensation expense with a charge to operating expenses in the amount of $750,000.

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

RELIANT INTERACTIVE MEDIA CORP.
Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999

NOTE 5 -	NOTES PAYABLE — RELATED PARTIES

Notes payable-related parties consisted of the following:

	December 31,

	2001	2000
Note payable to a shareholder, unsecured, interest at 8.0%, interest payments due quarterly beginning March 31, 1999, principal balance due December 31, 2000.	$—	$37,500
Note payable to a shareholder, unsecured, interest at 8.0%, interest payments due quarterly beginning March 31, 1999, principal balance due December 31, 2000.	—	50,000
Note payable to a related company, unsecured, interest at 10%, principal and interest balance due on demand.	125,000	125,000
Note payable to a related company, unsecured, interest at 10%, principal and interest balance due on demand.	100,000	100,000
Note payable to a related company, unsecured, interest at 10%, principal and interest balance due on demand.	50,000	50,000

Total notes payable-related parties	275,000	362,500
Less: current portion	(275,000)	(362,500)

Long-term notes payable-related parties	$—	$—

     Maturities of notes payable-related parties are as follows:

Years Ending
December 31,

2002	$275,000
2003 and thereafter	—

Total	$275,000

RELIANT INTERACTIVE MEDIA CORP.
Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999

NOTE 6 -	NOTES PAYABLE
Notes payable consisted of the following:

	December 31,

	2001	2000

Note payable to a company, unsecured, interest at 1.5% per month until paid, principal balance due on demand.	$—	$275,000
Note payable to a company, secured by inventory of the Company, interest at 1.5% per month until paid, balance due on or before February 28, 2001.	—	679,092

Total notes payable	—	954,092
Less: current portion	—	(954,092)

Long-term notes payable	$—	$—

NOTE 7 -	FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures About Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amount of long-term debt approximates fair value based on the borrowing rate (10.0%) previously held by the Company for a bank loan.

NOTE 8 -	OUTSTANDING STOCK OPTIONS

The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 133%; risk-free interest rates of 10.0 percent and expected lives of 4.0 years.

RELIANT INTERACTIVE MEDIA CORP.
Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999

NOTE 8 -	OUTSTANDING STOCK OPTIONS (Continued)

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) would have been changed by the pro forma amounts indicated below:

	December 31,

	2001	2000	1999

Net income (loss):
As reported	$766,859	$1,558,262	$(1,333,810)
Pro forma	$766,859	$1,558,262	$(1,496,455)
Basic income (loss) per share:
As reported	$0.07	$0.23	$(0.25)
Pro forma	$0.07	$0.23	$(0.28)

A summary of the status of the Company’s stock option plans as of December 31, 2001 and changes during the year is presented below:

	December 31, 2001

	Weighted
	Average	Exercise
	Shares	Price

Outstanding, December 31, 2000	420,000	5.00
Granted	—	—
Canceled	—	—
Exercised	—	—

Outstanding, December 31, 2001	420,000	$5.00

Exercisable, December 31, 2001	420,000	$5.00

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/01	Life	Price	at 12/31/01	Price

$2.50	105,000	4.00	$2.50	105,000	$2.50
4.00	105,000	4.00	4.00	105,000	4.00
6.00	105,000	4.00	6.00	105,000	6.00
7.50	105,000	4.00	7.50	105,000	7.50

2.50 - 7.50	420,000	4.00	$5.00	420,000	$5.00

RELIANT INTERACTIVE MEDIA CORP.
Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999

NOTE 8 -	OUTSTANDING STOCK OPTIONS (Continued)

The options were granted as compensation and additional bonuses to certain officers of the Company. These options were issued with an exercise price above the market value of the stock at the date of issuance.

Additional stock options are available to Kevin Harrington, Tim Harrington and Mel Arthur based on the stock trading performance of the Company’s common stock. If the Company’s shares are trading at a price of $15.00 per share, 256,500 options will be granted at an exercise price of $7.50 per share. If the Company’s shares are trading at a price of $20.00 per share, another 256,500 options will be granted at an exercise price of $7.50 per share. Finally, if the Company’s shares are trading at a price of $25.00 per share, an additional 327,000 options will be granted at an exercise price of $7.50 per share. As of December 31, 2001, the Company’s common stock has not reached any of the performance measurements mentioned above.

NOTE 9 -	BASIC AND DILUTED INCOME (LOSS) PER SHARE

The computation of basic and diluted income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

	For the Year Ended
	December 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Income (Loss) Per Share
Income available to common stockholders plus assumed conversions	$766,859	11,493,412	$0.07

	For the Year Ended
	December 31, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income available to common stockholders	$1,558,262	6,769,221	$0.23

Effect of Dilutive Securities
Common stock options	—	420,000

Diluted Income (Loss) Per Share
Income available to common stockholders plus assumed conversions	$1,558,262	7,189,221	$0.22

RELIANT INTERACTIVE MEDIA CORP.
Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999

NOTE 9 -	BASIC AND DILUTED INCOME (LOSS) PER SHARE (Continued)

Options to purchase 420,000 shares of common stock were outstanding at
December 31, 2001 and 2000 (see Note 8). These options expire on June 30,
2004 and were issued with an exercise price equal to or above the market value of the stock at the date of issuance and have been included in the computation of diluted income (loss) per share.

NOTE 10 -	INCOME TAXES

The provision for income taxes as of December 31, 2001 and 2000 is detailed in the following summary:

	December 31,

	2001	2000

Current:
Federal income taxes	$698,725	$27,343
State income taxes	121,421	6,219

Total income tax expense	820,146	33,562
Less: estimated income tax payments	(25,750)	—

Total Provision for Income Taxes	$794,396	$33,562

A reconciliation of income taxes at the state and federal statutory rate to the effective tax rate is as follows:

	December 31,

	2001	2000

Income taxes computed at the state and federal statutory rate	$626,863	$628,770
Net operating loss carryforwards	(26,940)	(545,397)
Income forecast amortization of production costs	16,774	(52,617)
Increase in allowance for sales returns	198,106	—
Increase in allowance for bad debts	27,140	—
State income taxes	(41,283)	—
Other miscellaneous items	19,486	2,806

Income Tax Expense	$820,146	$33,562

RELIANT INTERACTIVE MEDIA CORP.
Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999

NOTE 11-	AGREEMENT AND PLAN OF MERGER

On December 6, 2001, Reliant Interactive Media Corp. (Reliant) entered into a merger agreement with Thane International, Inc. (Thane) whereby Reliant would merge with and into a wholly owned subsidiary of Thane, Reliant Acquisition Corporation (RAC). Reliant would be the surviving corporation of the merger and become a wholly owned subsidiary of Thane. Upon completion of the merger, Reliant’s shareholders will receive 0.3049459 shares of Thane common stock for each share of Reliant’s common stock. In addition, all common stock options of Reliant currently outstanding will be cancelled upon completion of the merger. Collectively, the Reliant shareholders will receive approximately 10% of Thane’s then outstanding stock. The merger agreement has been approved by Reliant’s Board of Directors and is currently pending shareholder approval and the completion of other conditions that must be satisfied.

NOTE 12-	SUBSEQUENT EVENTS

On January 4, 2002, the Company issued 294,000 shares of its common stock for services rendered by employees and consultants. These shares were valued at the trading price of the common stock on the date the shares were authorized and issued or $1.76 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our directors and executive officers and their ages are as follows:

Name	Age	Titles

Kevin Harrington	45	Director, Chairman of the Board, and CEO
Timothy Harrington	36	Director and President
Mel Arthur	57	Director and President of AsSeenOnTVPC.com, Inc.
Karl E. Rodriquez	54	Director, Secretary and General Counsel

We have listed below biographical information for each person who is a director or executive officer.

Kevin Harrington will serve as a director and as Vice Chairman of Thane following the consummation of the merger. He presently and will also continue to serve as a director, Chairman and Chief Executive Officer of Reliant, positions he has held since August 1998. Prior to joining Reliant, Mr. Harrington was a co-founder and President and Chief Executive Officer of HSN Direct International, Inc., a joint venture company formed with The Home Shopping Network, from July 1994 through August 1998. He is also a founding board member of the Electronic Retailing Association, an industry association. Mr. Harrington is the brother of Timothy Harrington.

Timothy Harrington will serve as a director of Thane and will also serve as President of the Thane Direct Response Group following the consummation of the merger. He presently serves and will continue to serve following the consummation of the merger as a director and President of Reliant, positions he has held since August 1998. Prior to joining Reliant, Mr. Harrington was a co-founder and Executive Vice President of HSN Direct International, Inc., a joint venture company formed with The Home Shopping Network, from July 1994 through August 1998. Mr. Harrington is the brother of Kevin Harrington.

Mel Arthur will serve as a director of Thane following the consummation of the merger. He will also serve as President of AsSeenOnTVPC.com, Inc. He presently and will also continue to serve as a director and Executive Vice President of Reliant, a position he has held since January 1999. Prior to joining Reliant, Mr. Arthur served as a consultant to Garden State Nutritionals, as well as an independent television host, from July 1996 through December 1998. He also served as a television host on the Home Shopping Network from October 1988 through June 1996.

Karl E. Rodriguez serves and will continue to serve after the consummation of the merger as a director, Secretary and General Counsel of Reliant, positions he has held since March, 1999. Prior to that time Mr. Rodriguez practiced law, a profession in which he was licensed in 1972. He is a graduate of the Louisiana State University Law Center in 1972.

Compliance With Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2001 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year. The following persons failed to file the indicated number of reports on a timely basis: Kevin Harrington (2), Tim Harrington (2), Mel Arthur (2) and Karl Rodriguez (1).

Information Concerning the Board of Directors and Committees. Our business affairs are managed by our Executive Officers. The Board of Directors held a total of 4 meetings during the year 2001. We have no Compensation Committee. Our Directors, Kevin Harrington, Tim Harrington, Mel Arthur and Karl E. Rodriguez,, served as the Audit Committee for the year 2001 and were responsible for reviewing the Company’s financial statements and overseeing the Company’s accounting practices and audit procedures. The Audit Committee held 4 meetings during the year ended 2001. The Board of Directors has not adopted a written charter for the Audit Committee.

Board Audit Committee Report . The Audit Committee has reviewed and discussed with management the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2001. Our Audit Committee has discussed with the independent public accountants the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

Our Audit Committee has received and reviewed the written disclosures and the letter from the independent public accountants required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with the independent public accountants their independence.

Based on the reviews and discussions referred to above, our Audit Committee recommends to the board of directors that the financial statements referred to above be included in the Company’s Annual Report on Form 10-K/A. A copy of the Audit Committee Report is attached hereto as Exhibit 99.

Item 11. Executive Compensation

Summary Compensation Table. The following table sets forth summary information concerning the compensation we paid during the fiscal years ended December 31, 2001, 2000 and 1999 to our chief executive officer and each of our other most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2001 and whose compensation exceeded $100,000 for fiscal year 2001

	Annual Compensation		Compensation Awards

				Other Annual		Securities Underlying
	Fiscal	Salary	Bonus	Compensation	Restricted Stock	Options/SARs
Name and Principal Position	Year	($)	($)	($)	Awards ($)	(#)

Kevin Harrington	2001	249,896	60,875	37,341	965,100	—
Director and Vice Chairman	2000	125,498	—	37,291	—	—
of the Board	1999	120,000	—	—	—	—
Timothy Harrington	2001	279,615	11,875	22,587	965,100	—
Director and President	2000	158,307	—	16,019	—	—
Thane Direct Response Group	1999	96,000	—	—	—	—
Mel Arthur	2001	259,615	—	19,931	450,000	—
Director and President of	2000	179,430	—	12,813	—	—
As Seen On TVPC.com, Inc.	1999	41,500	—	—	175,000	100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options, warrants and securities convertible into common stock held by that person that are exercisable as of April 19, 2002 or exercisable within 60 days thereof are deemed outstanding. We believe that each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name, except to the extent shared by a spouse under applicable law. This table is based on information supplied by officers, directors and principal stockholders. As of April 19, 2002, there were 11,583,621 shares of common stock outstanding.

	Common

		Percent of
		Class as of
Name and Address(1)	Number of Shares	March 29, 2002

Kevin Harrington	3,630,601	31.34%
Timothy Harrington	2,420,400	20.90%
Mel Arthur	1,210,200	10.45%
Karl Rodriguez	157,250	1.35%
Directors and named executive officers as a group (4 persons)	7,418,451	64.04%

(1)	Unless otherwise indicated, the address of the beneficial owners is c/o Reliant Interactive Media Corp., 2701 N. Rocky Point Drive, Suite 200, Tampa, Florida 33607.

Item 13. Certain Relationships and Related Transactions

Kevin and Tim Harrington are brothers and officers and directors of our Company. Both of them are the owners of business interests acquired by this Company; namely, Kevin Harrington Enterprises and Cigar Television Network (Kevin Harrington), TPH Enterprises (Tim Harrington). Karl E. Rodriguez provided legal services to the company through a professional services firm, Intrepid International, Ltd for a portion of the year. Legal fees paid in the year 2001, to Intrepid International, a portion of which Mr. Rodriguez received indirectly, were $122,000. Mr. Rodriguez also received $20,000 through his professional corporation in the year 2001. Mr. Rodriguez was also granted 100,000 shares of our common stock during the year 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements

     See the Consolidated Financial Statements in Item 8.

(a)(2) Financial Statement Schedule

     Not applicable.

(a)(3) Exhibits

     The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.

2	Amended and Restated Agreement and Plan of Merger—Incorporated by reference to Appendix A of the Registration Statement on Form S-4, amendment number 3, as filed with the Securities and Exchange Commission on April 23, 2002

3.1	Articles of Incorporation

3.2	Bylaws

99	Audit Committee Report

b) Reports on Form 8-K

Two reports on Form 8-K were filed during the quarter ended December 31, 2001.

•	On November 27, 2001 it was reported that an Agreement and Plan of Reorganization was entered into on November 26, 2001 by and between us and Thane International, Inc., et al.

•	On December 7, 2001 it was reported that an Amended and Restated Agreement and Plan of Merger was entered into on December 6, 2001 by and between us and Thane International, Inc., et al.

WHERE YOU CAN FIND MORE INFORMATION

     We file annual, quarterly and special reports, proxy statements and other information with the Securities Exchange Commission, or the SEC. You may inspect and copy these materials at the public reference facilities maintained by the SEC at:

Judiciary Plaza Room 1024 450 Fifth Street, N.W. Washington, D.C. 20549	Citicorp Center 500 West Madison Avenue Suite 1400 Chicago, Illinois 60661

     You may also obtain copies of these materials from the SEC at prescribed rates by writing to the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference rooms. You can also find our SEC filings at the SEC’s website at www.sec.gov. Reports, proxy statements and other information about us may be inspected at the National Association of Securities Dealers, Inc. at 1735 K Street, N.W., Washington, D.C. 20006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2002	Reliant Interactive Media Corp.

	By:	/s/ Kevin Harrington, Chairman & CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 25, 2002.

Signature	Title

/s/ Kevin Harrington Kevin Harrington	Chairman & CEO (Principal Executive Officer)

/s/ James Davis James Davis	Comptroller (Principal Financial and Accounting Officer)

/s/ Tim Harrington * Tim Harrington	President & Director

/s/ Mel Arthur * Mel Arthur	Executive Vice President & Director

/s/ Karl E. Rodriguez * Karl E. Rodriguez	Secretary & Director