Form 10-Q
period 2002-03-31
RELIANT INTERACTIVE MEDIA CORP
filed 2002-05-15
CIK 1074082

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to ____________

                         Commission File Number: 0-26699

                         Reliant Interactive Media Corp.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                         91-2007224
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                    Identification No.)

            2701 N. Rocky Point Dr., Suite 200, Tampa, Florida 33607
                    (Address of principal executive offices)

                                 (813) 282-1717
                           (Issuer's telephone number)



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          [X] Yes     [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          [ ] Yes     [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 14, 2002, there were 11,583,621 shares of common stock, par value $0.001 outstanding.

                          PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

The financial statements, for the three months ended March 31, 2002, included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.



                         RELIANT INTERACTIVE MEDIA CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                         RELIANT INTERACTIVE MEDIA CORP.
                           Consolidated Balance Sheets


                                     ASSETS

                                                   March 31,       December 31,
                                                     2002              2001
                                                 ------------      ------------
                                                 (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                     $  5,485,936      $  1,216,625
   Restricted cash                                  1,715,619         1,253,326
   Accounts receivable, net                         1,101,619         1,598,210
   Receivables - other                                930,495         4,793,200
   Deferred tax receivable                            137,339              --
   Inventory                                          542,388         1,297,587
   Prepaid expenses and advances                      456,238           342,962
                                                 ------------      ------------

     Total Current Assets                          10,369,634        10,501,910
                                                 ------------      ------------

PROPERTY AND EQUIPMENT

   Production machines and equipment                   96,951            78,525
   Office furniture and computer equipment            183,642           181,569
   Leasehold improvements                              43,457            43,457
                                                 ------------      ------------

     Total Property and Equipment                     324,050           303,551
     Less: Accumulated depreciation                  (102,336)          (88,289)
                                                 ------------      ------------

     Net Property and Equipment                       221,714           215,262
                                                 ------------      ------------

OTHER ASSETS

   Deposits and other assets                           93,285            42,927
   Production costs, net                              898,540           576,281
                                                 ------------      ------------

     Total Other Assets                               991,825           619,208
                                                 ------------      ------------

     TOTAL ASSETS                                $ 11,583,173      $ 11,336,380
                                                 ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 March 31,       December 31,
                                                                   2002             2001
                                                               ------------      ------------
                                                                (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                            $  3,771,124      $  1,121,424
   Accrued expenses                                                 199,979         1,303,583
   Income taxes payable                                                --             794,396
   Allowance for sales returns                                      296,277           949,161
   Notes payable - related parties                                     --             275,000
                                                               ------------      ------------

     Total Liabilities                                            4,267,380         4,443,564
                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 11,583,621 and 11,289,621 shares issued and
    outstanding, respectively                                        11,584            11,290
   Additional paid-in capital                                     7,637,097         7,119,951
   Other comprehensive income (loss)                                 (3,382)            4,432
   Accumulated deficit                                             (329,506)         (242,857)
                                                               ------------      ------------

     Total Stockholders' Equity                                   7,315,793         6,892,816
                                                               ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 11,583,173      $ 11,336,380
                                                               ============      ============

   The accompanying notes are an integral part of these consolidated financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------      ------------
NET SALES                                         $ 14,054,282      $ 28,821,828
   COST OF SALES                                    10,067,458        23,683,919
                                                  ------------      ------------
GROSS PROFIT                                         3,986,824         5,137,909
                                                  ------------      ------------
OPERATING EXPENSES
   Depreciation and amortization                        14,097             7,208
   General and administrative                        1,814,273         2,059,261
   Selling and marketing                             1,854,944         2,334,737
   Royalties                                           360,074           202,750
   Stock bonuses and compensation                      385,440         2,390,600
                                                  ------------      ------------
     Total Operating Expenses                        4,428,828         6,994,556
                                                  ------------      ------------
OPERATING INCOME (LOSS)                               (442,004)       (1,856,647)
                                                  ------------      ------------
OTHER INCOME (EXPENSES)
   Interest expense                                       --             (20,027)
   Interest income                                       5,292             2,423
   Loss on exchange rate                                  --              (1,344)
                                                  ------------      ------------
     Total Other Income (Expenses)                       5,292           (18,948)
                                                  ------------      ------------
LOSS BEFORE EXTRAORDINARY  ITEM AND INCOME TAXES      (436,712)       (1,875,595)

EXTRAORDINARY ITEM
   Gain on settlement of debt                          212,724              --
                                                  ------------      ------------
       Total Extraordinary Item                       212,724              --
                                                  ------------      ------------
LOSS BEFORE INCOME TAXES                              (223,988)       (1,875,595)

INCOME TAX BENEFIT                                     137,339           594,878
                                                  ------------      ------------
NET INCOME (LOSS)                                      (86,649)       (1,280,717)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation adjustment              (7,814)            8,620
                                                  ------------      ------------

NET COMPREHENSIVE INCOME (LOSS)                   $    (94,463)     $ (1,272,097)
                                                  ============      ============



   The accompanying notes are an integral part of these consolidated financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                   -----------------------------
                                                                                       2002              2001
                                                                                   ---------            --------
BASIC INCOME (LOSS) PER SHARE (Note 6)

   Income (loss) before extraordinary item                                            $(0.02)            $(0.12)
   Extraordinary item                                                                  $0.01             $  --
                                                                                      ------             ------

     Total Income (Loss) Per Share                                                    $(0.01)            $(0.12)
                                                                                      ======             ======

DILUTED INCOME (LOSS) PER SHARE (Note 6)                                              $(0.01)            $(0.12)
                                                                                      ======             ======

   The accompanying notes are an integral part of these consolidated financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                 Consolidated Statements of Stockholders' Equity

                                                                            Additional          Other
                                                                             Paid-In       Comprehensive
                                                                            -----------------------------
                                                  Common Stock                      Accumulated
                                          ----------------------------      -----------------------------
                                            Shares           Amount           Capital           Income          Deficit
                                          -----------      -----------      -----------      ------------     -----------
Balance, December 31, 2000                  7,348,821      $     7,349      $ 4,712,636      $      --        $(1,009,716)

Common stock issued for services               53,300               53           42,503             --               --

Common stock issued for bonuses             3,900,000            3,900        2,376,300             --               --

Common stock cancelled in exchange
 for forgiving advance                        (12,500)             (12)         (11,488)            --               --

Currency translation adjustment                  --               --               --              4,432             --

Net income for the year ended
 December 31, 2001                               --               --               --               --            766,859
                                          -----------      -----------      -----------      -----------      -----------

Balance, December 31, 2001                 11,289,621           11,290        7,119,951            4,432         (242,857)

Common stock issued for services
 (unaudited)                                  219,000              219          385,221             --               --

Common stock issued in settlement
 of note payable and accrued interest
 (unaudited)                                   75,000               75          131,925             --               --

Currency translation adjustment
 (unaudited)                                     --               --               --             (7,814)            --

Net loss for the three months
 ended March 31, 2002 (unaudited)                --               --               --               --            (86,649)
                                          -----------      -----------      -----------      -----------      -----------

Balance, March 31, 2002 (unaudited)        11,583,621      $    11,584      $ 7,637,097      $    (3,382)     $  (329,506)
                                          ===========      ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            For the Three Months Ended
                                                                     March 31,
                                                          -----------------------------
                                                              2002              2001
                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                      $   (86,649)      $(1,280,717)
   Adjustments to reconcile net income (loss) to net
    cash provided in operating activities:
     Depreciation and amortization                             14,097             7,208
     Currency translation adjustment                           (7,814)            8,620
     Gain on settlement of debt                              (212,724)               --
     Amortization of production costs                         179,412           824,922
     Allowance for bad debts                                       --                --
     Allowance for sales returns                             (652,884)          117,204
     Common stock issued for services and bonuses             385,440         2,390,600
   Changes in assets and liabilities:
     Restricted cash                                         (462,293)          (27,245)
     Accounts receivable                                      496,591          (503,938)
     Accounts receivable - other                            3,862,705           (24,972)
     Deferred tax receivable                                 (137,339)         (594,878)
     Inventory                                                755,199          (262,731)
     Deposits                                                 (50,408)           13,422
     Prepaids and advances                                   (113,276)           19,560
     Production costs                                        (501,671)         (412,020)
     Accounts payable                                       2,649,700           625,246
     Accrued expenses                                      (1,033,880)         (478,918)
     Income taxes payable                                    (794,396)          (26,450)
                                                          -----------       -----------
       Net Cash Provided by Operating Activities            4,289,810           394,913
                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in other assets                                      --           (20,460)
   Purchase of property and equipment                         (20,499)          (19,254)
                                                          -----------       -----------
       Net Cash Used in Investing Activities                  (20,499)          (39,714)
                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on notes payable - related parties                     --           (87,500)
   Payments on notes payable                                       --           (98,310)
                                                          -----------       -----------
       Net Cash Used in Financing Activities              $        --       $  (185,810)
                                                          -----------       -----------

    The accompany notes are an integral part of these consolidated financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                              2002            2001
                                                                           ----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  $4,269,311      $  169,389

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,216,625         298,734
                                                                           ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $5,485,936      $  468,123
                                                                           ==========      ==========
Cash payments for:

   Income taxes                                                            $  794,396      $   26,450
   Interest                                                                $       --      $   13,152

Supplemental schedule of non-cash financing and investing activities:

   Common stock issued for services and bonus compensation                 $  385,440      $2,390,600

   Common stock issued in settlement of note payable
    and accrued interest                                                   $  132,000      $       --

    The accompany notes are an integral part of these consolidated financial statements.

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -      OTHER COMPREHENSIVE INCOME

              The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, other comprehensive income consists of foreign currency translation adjustments. Total other comprehensive income (loss) was ($7,814) and $8,620 for the three months ended March 31, 2002 and 2001, respectively.

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

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


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

              In January 2002, the annual salaries of Kevin Harrington, Tim Harrington and Mel Arthur increased to $300,000.


NOTE 4 -      EQUITY TRANSACTIONS

              On January 4, 2002, the Company issued 219,000 shares of its common stock for services rendered by employees and consultants. These shares were valued at the trading price of the common stock on the date the shares were authorized and issued or $1.76 per share.

              Also on January 4, 2002, the Company issued 75,000 shares of its common stock to another company in full settlement of a note payable and related accrued interest in the amount of $344,725. These shares were valued at the trading price of the common stock on the date the shares were authorized and issued ($1.76 per share) or $132,000. The difference between the value of the shares issued and the amount of the debt settled has been recorded as a gain on settlement of debt in the amount of $212,724 and is included as an extraordinary item in the consolidated statement of operations.

NOTE 5 -      RECLASSIFICATIONS

              Certain 2001 amounts have been reclassified to conform to the 2002 presentations.

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 6 -      BASIC AND DILUTED INCOME (LOSS) PER SHARE

              The computation of basic and diluted income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                                           For the Three Months Ended
                                                                  March 31, 2002
                                                   -------------------------------------------
                                                       Loss            Shares        Per-Share
                                                   (Numerator)      (Denominator)      Amount
                                                   -----------      -------------    ---------
              Basic Income (Loss) Per Share

                 Income available to
                  common stockholders              $   (86,649)       11,570,554      $(0.01)
                                                                                      ======

              Effect of Dilutive Securities

                 Common stock options                       --                --
                                                   -----------      ------------

              Diluted Income (Loss) Per Share

                 Income available to common
                  stockholders plus assumed
                  conversions                      $   (86,649)      $11,570,554      $(0.01)
                                                    ===========       ===========      ======

                                                           For the Three Months Ended
                                                                  March 31, 2001
                                                   -------------------------------------------
                                                       Loss            Shares        Per-Share
                                                   (Numerator)      (Denominator)      Amount
                                                   -----------      -------------    ---------
              Basic Income (Loss) Per Share

                 Income available to
                  common stockholders              $(1,280,717)        10,486,377      $(0.12)
                                                                                       -=====
              Effect of Dilutive Securities
                 Common stock options                      --                 --
                                                   -----------      ------------

              Diluted Income (Loss) Per Share

                 Income available to common
                  stockholders plus assumed
                  conversions                      $(1,280,717)       $10,486,377      $(0.12)
                                                    ===========       ===========      ======

              Options to purchase 420,000 shares of common stock were outstanding at March 31, 2002 and 2001 and have not been included in the computation of diluted income (loss) per share for the three months ended March 31, 2002 and 2001 because they would be antidilutive. Upon completion of the agreement and plan of merger (see Note 7), these options will be cancelled.

                         RELIANT INTERACTIVE MEDIA CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 7 - AGREEMENT AND PLAN OF MERGER

         On December 6, 2001, Reliant Interactive Media Corp. (Reliant) entered into a merger agreement with Thane International, Inc. (Thane) whereby Reliant would merge with and into Reliant Acquisition Corp. (RAC), a wholly owned subsidiary of Thane. Reliant would be the surviving corporation of the merger and become a wholly owned subsidiary of Thane. Upon completion of the merger, Reliant's shareholders will receive 0.3049459 shares of Thane common stock for each share of Reliant's common stock. In addition, all common stock options of Reliant currently outstanding will be cancelled upon completion of the merger. Collectively, the Reliant shareholders will receive 10% of Thane's then outstanding stock. The merger agreement has been approved by Reliant's Board of Directors and is currently pending shareholder approval and the completion of other conditions that must be satisfied. The Company is holding a shareholder's meeting on May 20, 2002 to vote on the merger agreement and the merger will become effective shortly thereafter if approved.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's accompanying unaudited consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): the closing of the merger with Thane International, Inc., consumer spending and debt levels; interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; pricing and gross profit margins; the level of cable and satellite distribution for the Company's programming and fees associated therewith; the success of the Company's e-commerce; the ability of the Company to continue to obtain adequate financing at competitive rates for the purchase of media time for our programming and for the purchase of inventory for the products that we have manufactured for sale; the success of the Company's strategic alliances and relationships; the ability of the Company to manage its operating expenses successfully; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

GENERAL

Reliant is a direct marketer of consumer products primarily through direct response TV and through secondary sources such as the Internet and QVC. Reliant manages the direct marketing for the majority of the projects in both the United States and the United Kingdom. This includes product selection and development, manufacturing by third parties, acquiring television media through a media agency, production and broadcast of programming and outsourced order processing, fulfillment, and customer service. Reliant has historically been dependent on a limited number of successful products to generate a significant portion of its total revenues. Reliant seeks to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues by continually enhancing its product portfolio, expanding its distribution channels to include the United Kingdom, and by utilizing its marketing and low-cost direct response TV program production capabilities to sell consumer electronics with a strategic partner.

Reliant generates revenues by selling its products (i) directly to consumers through its direct response TV programs and the Internet, and (ii) wholesale through QVC and in the United Kingdom.

Beginning in January 2002, the Company restructured its arrangement with the manufacturer of the computers the Company markets and sells. Prior to January 2002, the Company marketed computers from the manufacturer by placing the media and bearing the risk of loss of selling computers through direct response television programming. As a result of the foregoing, the Company recorded the sales of computers as revenues and all costs associated with the revenues such as cost of merchandise sold, media, production costs, telemarketing, fulfillment and credit card processing fees, among others, as costs. The new arrangement with the manufacturer enables the Company to act solely as a direct marketer for the manufacturer. Consequently, the Company is paid for all of the costs of any infomercials it creates, does not bear any risk of loss as to media and inventory and receives a commission on the manufacturers' total sales. As a result, after January 2002, the Company records revenues relating to the sale of such computers only for the services it provides the manufacturer and for the commissions it receives on the manufacturer's computer sales. The Company's management believes that the new arrangement is more favorable to the Company because it eliminates certain risks, in the volatile personal computer industry, and believes the operating income and cash flow should be approximately the same as the previous arrangement. Consequently, the Company expects future revenues on such sales to be correspondingly lower, margins on such sales to be correspondingly higher and operating income on such sales to be approximately the same.


RESULTS OF OPERATIONS

                                              For the Three Months Ended
                                                       March 31,
                                              --------------------------
                                                2002               2001
                                              -------            -------
NET SALES                                     100.00%             100.00%

COST OF SALES                                  71.63%              82.17%

GROSS PROFIT                                   28.37%              17.83%

OPERATING EXPENSES

   Depreciation and Amortization                0.10%               0.02%
   General and Administrative                  12.91%               7.15%
   Selling and Marketing                       13.20%               8.10%
   Royalties                                    2.56%               0.70%
   Stock Bonus Compensation                     2.74%               8.30%

       Total Operating Expenses                31.51%              24.27%

OPERATING INCOME (LOSS)                        (3.14)%             (6.44)%

ADJUSTED OPERATING INCOME (LOSS)               (0.30)%              1.88%
  not including non-cash expenses of
  depreciation, amortization and stock
  bonus compensation


The quarter ended March 31, 2002 compared to the quarter ended March 31, 2001

NET SALES

Net sales for the three months ended March 31, 2002 were $14.05 million, compared with net sales of $28.82 million for the three months ended March 31, 2001. This $14.8 million, or 51.2% decrease in sales was directly attributable to the restructuring of the computer sales in January, 2002 as discussed above. Sales of non-computer related products increased approximately $5.7 million, or 74.3%, in the first quarter of 2002 compared to the first quarter of 2001. The Company is presently marketing several kitchen and houseware products that have accounted for the non-computer sales increase.

COST OF SALES

Cost of sales for the first quarter ended March 31, 2002 and the comparable period in 2001 were $10.1 million and $23.7 million, respectively, a decrease of $13.6 million, or 57.5%. This decrease of 57.5% was comparable to the decrease of net sales of 51.2% due to the restructuring of the computer business in 2002. Non-computer related cost of sales increased to $10.1 million, or 108.1%, compared to $4.8 million in the first quarter of 2001. The primary reason for the increase in cost of sales for the non-computer products was higher sales along with increased media costs.

GROSS PROFIT

Gross profit for the first quarter of this year was $3.99 million as compared to the same quarter last year of $5.14 million. This represents a decrease of $1.15 million, or 22.4%. Gross profit as a percentage of sales was 28.37% in 2002 compared to 17.83% in the first quarter of 2001. The primary reason for the decrease in dollars and increase in percentage was due to the restructuring of the computer business. When comparing non-computer products for the respective periods, gross profit was $3.2 million, or 24.1% of sales, in 2002 compared to $2.8 million, or 36.5% of sales. Increased media costs for non-computer products is the primary reason for the percentage decrease in gross profit percentage; however, approximately $420,000 more in gross profit was generated in 2002 compared to 2001.

OPERATING EXPENSES

Operating expenses consist of depreciation and amortization, general and administrative, selling and marketing, royalties and stock bonus compensation. Total operating expenses for the three months ended March 31, 2002 were $4.43 million versus $6.99 million for the first quarter of 2001. As a percentage of total revenues, operating expenses for 2002 were 31.51% compared to 24.27% in 2001.

General and administrative expenses in the first quarter of 2002 decreased by $245,000, or 11.9%, compared to 2001. As a percentage of net sales general and administrative expenses increased to 12.91% in 2002 from 7.15% in 2001. The percentage increase was primarily due to the restructuring of the computer business in 2002. The slight dollar decrease was the result of operating efficiencies.

Selling and marketing expenses for 2002 decreased approximately $480,000, or 20.6%, when compared to 2001. As a percentage of net sales selling and marketing expenses increased to 13.2% in 2002 from 8.1% in 2001. The percentage increase was primarily due to the restructuring of the computer business. In 2001, approximately $1.34 million of selling and marketing costs related to the computer business. After adjusting for the restructuring of the computer business, when you compare 2002 to 2001 these expenses increased approximately $867,000. Accordingly, as a percentage of sales they were 13.2% in 2002 compared to 11.7% in 2001. The primary reason for the dollar increase was increased telemarketing and fulfillment costs for non-computer related products.

Royalty expenses for 2002 increased approximately $157,000, or 77.6% when compared to 2001. The increase resulted from increased sales in 2002 of products that required royalties to be paid to the product owner and the direct response TV program talent. The increase in these expenses as a percentage of sales was due to the restructuring of the computer business in 2002.

Stock bonus compensation expense for 2002 was $385,440, which was attributable to certain stock bonuses earned by employees and consultants. For the first quarter of 2001, approximately $2.4 million was attributable to stock bonuses earned by management under the terms of their employment agreements.

Operating loss for 2002 was $(442,000) compared to an operating loss of $(1,856,647) in 2001. The primary reason for the decrease in operating loss in 2002 was a $2 million decrease in stock bonus compensation expense.

NET INCOME (LOSS)

Net income (loss) for the first quarter of 2002 was $(94,463), or $(0.01) per share, as compared to a net loss of $(1,272,097), or $(0.12) per share, for the first quarter of 2001. Although the Company had a $(442,004) operating loss for 2002, this loss was offset by an extraordinary gain on settlement of debt of $212,724 and an income tax benefit of $137,339.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 cash and cash equivalents were $5.5 million compared to $1.2 million at December 31, 2001. Total assets increased from $11.3 at December 31, 2001 to $11.6 at March 31, 2002. In addition to the increase in cash during this quarter, accounts receivable decreased by $4.4 million as collections of sales from a third party vendor in 2001 were received in 2002. Inventory decreased by approximately $755,000 as the Company more efficiently managed its inventory. Accounts payable and accrued expenses increased approximately $1.5 million, due to increases in payables for inventory and media.

For the three months period ended March 31, 2002 the net cash provided by operating activities was $4.3 million as compared to $394,913 in the first quarter of last year. Net cash used in investing activities was $20,499 in the first quarter of 2002 as compared to $39,714 in the comparable quarter last year. There was no net cash used by financing activities in the first quarter of 2002 compared to $185,810 used in the first quarter of 2001.

In addition to relying on cash flow from operations for short-term liquidity, management believes that Reliant must seek additional sources of financing in order to expand the future operations of its business. On December 6, 2001, Reliant entered into an amended and restated merger agreement with Thane International, Inc. (Thane). Upon completion of the merger, Reliant's shareholders will receive 0.3049459 shares of Thane common stock for each share of Reliant's common stock. In addition, all common stock options of Reliant currently outstanding will be cancelled upon completion of the merger. The merger agreement has been approved by Reliant's Board of Directors and is currently pending shareholder approval and the completion of other conditions that must be satisfied. The Company is holding a shareholder's meeting on May 20, 2002 to vote on the merger agreement and, if approved, the merger will become effective shortly thereafter.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To date, we have invested cash with banks and in highly liquid debt instruments purchased with maturity dates of three months or less. Our bank deposits may exceed federally insured limits, and there is risk of loss of the entire principal with any debt instrument.



                           PART II--OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c) On January 4, 2002, the Company issued 219,000 shares of its common stock for services rendered by employees and consultants. These shares were valued at the trading price of the common stock on the date the shares were authorized and issued or $1.76 per share. The shares were issued pursuant to the exemption provided by section 4 (2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

Also on January 4, 2002, the Company issued 75,000 shares of its common stock to another company in full settlement of a note payable and related accrued interest in the amount of $344,725. These shares were valued at the trading price of the common stock on the date the shares were authorized and issued ($1.76 per share) or $132,000. The difference between the value of the shares issued and the amount of the debt settled has been recorded as a gain on settlement of debt in the amount of $212,724 and is included as an extraordinary item in the consolidated statement of operations. The shares were issued pursuant to the exemption provided by section 4 (2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

ITEM 5.  OTHER INFORMATION.

     (a) Upon closing of the merger with Thane International, Inc., which is expected to be on May 20, 2002, a certification and notice of termination of registration of Reliant's common stock under Section 12(g) of the Exchange Act will be filed with the Securities and Exchange Commission. After that date Reliant will no longer file periodic and other reports that are currently required under the

Exchange Act. Reliant will also notify the NASD that its stock should no longer be listed for trading on the Over The Counter Bulletin Board (OTCBB) quotation system after the close of trading on May 20, 2002.

     (b) A covenant of the merger agreement, as amended, with Thane provided that Thane would use its commercially reasonable efforts to have its stock approved for listing on the Nasdaq National Market System. As previously announced this approval was obtained subject to the Thane shares meeting certain minimum bid requirements. Reliant has been notified by Thane that for certain business reasons Thane shares will not be traded on Nasdaq immediately following the closing. Reliant has been advised that Thane will seek to have its shares of common stock approved by the NASD for trading on the OTCBB under the symbol of "THAN" at the opening of trading on May 21, 2002. It is expected that during the calendar year 2002 Thane will seek to have these shares listed on Nasdaq or on another national trading exchange.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

EXHIBIT NO.
-----------

     2 Amended and Restated Agreement and Plan of Merger--Incorporated by reference to Appendix A of the Registration Statement on Form S-4, amendment number 3, as filed with the Securities and Exchange Commission on April 23, 2002

   3.1          Articles of Incorporation--Incorporated by reference to
                Exhibit 3.1 of the company's annual report on Form 10-K-A, as filed with the Securities and Exchange Commission on April 30, 2002

   3.2 Bylaws--Incorporated by reference to Exhibit 3.2 of the company's annual report on Form 10-K-A, as filed with the Securities and Exchange Commission on April 30, 2002



     (b) REPORTS ON FORM 8-K.

      No reports were filed on Form 8-K for this reporting period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2002, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Dated: May 15, 2002


                         Reliant Interactive Media Corp.

                                       by


/s/ Kevin Harrington                   /s/ James Davis
--------------------------------       ----------------------------------
    Kevin Harrington                           James Davis
          CEO                                  Comptroller
                                         Principal Financial Officer